Form 10-Q
period 2014-09-30
INLAND REAL ESTATE CORP
filed 2014-11-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
or

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

As of November 7, 2014, there were 100,121,746 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2014 and December 31, 2013
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets:	(unaudited)
Investment properties:
Land	$381,404	387,010
Construction in progress	18,237	16,856
Building and improvements	1,091,591	1,130,004
Total investment properties	1,491,232	1,533,870
Less accumulated depreciation	328,929	327,684
Net investment properties	1,162,303	1,206,186

Cash and cash equivalents	15,409	11,258
Accounts receivable, net	36,788	37,155
Investment in and advances to unconsolidated joint ventures	170,809	119,476
Acquired lease intangibles, net	87,554	103,576
Deferred costs, net	19,436	19,638
Other assets	38,194	32,648
Total assets	$1,530,493	1,529,937

Liabilities:
Accounts payable and accrued expenses	$50,435	57,132
Acquired below market lease intangibles, net	40,999	43,191
Distributions payable	5,128	5,110
Mortgages payable	452,753	497,832
Unsecured credit facilities	390,000	325,000
Convertible notes	29,138	28,790
Other liabilities	20,849	17,413
Total liabilities	989,302	974,468

Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 shares authorized; 4,400 8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, issued and outstanding at September 30, 2014 and December 31, 2013, respectively	110,000	110,000
Common stock, $0.01 par value, 500,000 shares authorized; 100,108 and 99,721 Shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,001	997
Additional paid-in capital (net of offering costs of $74,997 and $74,749 at September 30, 2014 and December 31, 2013, respectively)	880,022	877,328
Accumulated distributions in excess of net income	(444,715)	(427,953)
Accumulated other comprehensive loss	(5,610)	(4,904)
Total stockholders’ equity	540,698	555,468

Noncontrolling interest	493	1
Total equity	541,191	555,469

Total liabilities and equity	$1,530,493	1,529,937

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30, 2014 and 2013 (unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$33,768	33,603	103,981	88,916
Tenant recoveries	12,306	13,031	44,476	33,510
Other property income	612	2,355	1,577	3,210
Fee income from unconsolidated joint ventures	1,524	1,578	4,090	5,133
Total revenues	48,210	50,567	154,124	130,769

Expenses:
Property operating expenses	6,127	5,924	25,082	18,479
Real estate tax expense	9,303	10,164	28,942	24,957
Depreciation and amortization	17,185	19,683	54,116	45,671
Provision for asset impairment	—	—	222	369
General and administrative expenses	5,553	4,843	17,638	14,817
Total expenses	38,168	40,614	126,000	104,293

Operating income	10,042	9,953	28,124	26,476
Other income	390	534	1,158	1,733
Gain from settlement of receivables	—	—	—	3,095
Gain from change in control of investment properties	—	—	—	95,378
Gain on sale of investment properties, net	—	—	22,828	1,440
Gain on sale of joint venture interest	313	475	427	1,209
Interest expense	(8,752)	(9,163)	(26,642)	(25,427)
Income before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	1,993	1,799	25,895	103,904

Income tax benefit (expense) of taxable REIT subsidiaries	(232)	296	(670)	(1,499)
Equity in earnings of unconsolidated joint ventures	2,774	2,128	6,831	5,641
Income from continuing operations	4,535	4,223	32,056	108,046

Income from discontinued operations	31	1,440	552	8,503
Net income	4,566	5,663	32,608	116,549

Less: Net loss attributable to the noncontrolling interest	10	33	39	19
Net income attributable to Inland Real Estate Corporation	4,576	5,696	32,647	116,568

Dividends on preferred shares	(2,234)	(2,209)	(6,703)	(6,715)
Net income attributable to common stockholders	$2,342	3,487	25,944	109,853

Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.02	0.02	0.25	1.08
Income from discontinued operations	—	0.01	0.01	0.09
Net income attributable to common stockholders per weighted average common share — basic	0.02	0.04	0.26	1.17

Weighted average number of common shares outstanding — basic	99,617	99,317	99,495	93,901

Income from continuing operations	$0.02	0.02	0.25	1.08
Income from discontinued operations	—	0.01	0.01	0.09
Net income attributable to common stockholders per weighted average common share — diluted	0.02	0.03	0.26	1.17

Weighted average number of common shares outstanding — diluted	100,060	99,648	99,874	94,169

Comprehensive income:
Net income attributable to common stockholders	$2,342	3,487	25,944	109,853
Unrealized loss on investment securities	—	(413)	—	(799)
Unrealized gain (loss) on derivative instruments	500	111	(706)	3,952
Comprehensive income	$2,842	3,185	25,238	113,006

Note: Basic and diluted Earnings Per Share may not foot due to rounding.

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the nine months ended September 30, 2014 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2013	4,400	$110,000	99,721	$997	$877,328	$(427,953)	$(4,904)	$555,468	$1	$555,469
Issuance of common stock, including DRP	—	—	166	2	3,980	—	—	3,982	—	3,982
Exercise of stock options	—	—	6	—	48	—	—	48	—	48
Deferred stock compensation, net	—	—	215	2	(1,109)	—	—	(1,107)	—	(1,107)
Amortization of debt issue costs	—	—	—	—	23	—	—	23	—	23
Offering costs	—	—	—	—	(248)	—	—	(248)	—	(248)
Net income	—	—	—	—	—	32,647	—	32,647	(39)	32,608
Dividends on preferred shares	—	—	—	—	—	(6,703)	—	(6,703)	—	(6,703)
Distributions declared, common	—	—	—	—	—	(42,706)	—	(42,706)	—	(42,706)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(706)	(706)	—	(706)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	545	545
Balance September 30, 2014	4,400	$110,000	100,108	$1,001	$880,022	$(444,715)	$(5,610)	$540,698	$493	$541,191

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014 and 2013 (unaudited)
(In thousands)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$32,608	116,549
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	222	369
Depreciation and amortization	54,470	47,586
Amortization of deferred stock compensation	(1,107)	(936)
Amortization on acquired above/below market leases and lease inducements	312	616
Gain on sale of investment properties	(23,321)	(6,121)
Gain from change in control of investment properties	—	(95,378)
Impairment of investment securities	—	98
Gain from settlement of receivables	—	(3,095)
Realized gain on investment securities, net	—	(1,090)
Equity in earnings of unconsolidated ventures	(6,831)	(5,641)
Gain on sale of joint venture interest	(427)	(1,209)
Straight line rent	(1,210)	(476)
Amortization of loan fees	972	907
Amortization of debt premium/discount, net	(467)	347
Changes in assets and liabilities:
Restricted cash	123	113
Accounts receivable and other assets, net	3,342	6,831
Accounts payable and accrued expenses	(4,533)	(11,232)
Prepaid rents and other liabilities	(2,783)	(2,123)
Net cash provided by operating activities	51,370	46,115

Cash flows from investing activities:
Restricted cash	(1,152)	(3,022)
Proceeds from sale of interest in joint venture, net	16,901	52,978
Sale of investment securities	—	4,316
Purchase of investment properties	(73,542)	(157,928)
Additions to investment properties, net of accrued additions	(20,394)	(12,787)
Proceeds from sale of investment properties, net	58,415	18,495
Proceeds from land condemnation	—	167
Distributions from unconsolidated joint ventures	10,464	10,657
Investment in unconsolidated joint ventures	(41,135)	(27,303)
Funding of mortgages receivable	—	(1,287)
Payment of leasing fees	(2,050)	(2,087)
Net cash used in investing activities	(52,493)	(117,801)

Cash flows from financing activities:
Issuance of shares, including DRP, net of offering costs	3,784	104,046
Purchase of noncontrolling interest, net	—	(8,641)
Loan proceeds	29,739	21,840
Payoff of debt	(42,378)	(26,809)
Proceeds from term loan	20,000	5,000
Proceeds from the unsecured line of credit facility	150,000	110,000
Repayments on the unsecured line of credit facility	(105,000)	(85,000)
Loan fees	(862)	(329)
Distributions paid	(49,391)	(46,509)
Distributions to noncontrolling interest	—	(351)
Contributions from noncontrolling interest	545	50
Payment of earnout liability	(1,163)	(1,225)
Net cash provided by financing activities	5,274	72,072

Net increase in cash and cash equivalents	4,151	386
Cash and cash equivalents at beginning of period	11,258	18,505
Cash and cash equivalents at end of period	$15,409	18,891

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$21,357	19,221

Non-cash accrued additions to investment properties	$1,285	(1,335)

Non-cash distributions to noncontrolling interests	$(14)	(7,566)

Non-cash contributions from noncontrolling interests	$—	7,099

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

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

Recent Accounting Principles

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. This standard is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and requires prospective application. Early adoption is permitted, but only for disposals, or classifications as held for sale, that have not been reported as discontinued operations in the financial statements previously issued or available to be issued. The Company adopted this standard effective January 1, 2014 and therefore, investment properties that were sold during the nine months ended September 30, 2014 have not been classified as discontinued operations in the accompanying consolidated financial statements, as these sales do not represent a strategic shift in the Company's business plan or primary markets.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/01/14	CVS (a) (b)	Port St. Joe	FL	13,225	$4,303
01/01/14	O'Reilly (a) (b)	Kokomo	IN	7,210	1,475
01/02/14	Walgreens (a) (b)	Trenton	OH	14,820	4,462
02/12/14	BJ's Wholesale Club (a) (b)	Framingham	MA	114,481	26,500
02/26/14	Academy Sports (a) (b)	Olathe	KS	71,927	11,024
03/19/14	Mountain View Square (a) (b)	Wausau	WI	86,584	11,425
03/27/14	Mokena Marketplace	Mokena	IL	49,058	13,737

	Total			357,305	$72,926
 ________________________________________
(a)    Acquired through the Company's joint venture with IPCC.
(b)    These properties were deconsolidated during the nine months ended September 30, 2014 as a result of sales of ownership interests to investors.

During the nine months ended September 30, 2014, consistent with the Company’s growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition.  The Company acquired 100% of the beneficial interests of each property.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

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

The Company has not included pro forma financial information related to the above properties acquired during the nine months ended September 30, 2014. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to investors at which point, they become unconsolidated. The Company acquired Mokena Marketplace with the intention to sell a portion of the center in the near term. Additionally, the Company believes pro forma financial information for this single property is immaterial to the consolidated financial statements as of and for the nine months ended September 30, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

(3)    Joint Ventures

Consolidated Joint Ventures

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") Topic 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements and all inter-company balances and transactions are eliminated.

The consolidated results of the Company include the accounts of IRC-IREX Venture II, LLC, while the properties are consolidated, IRC-MAB Southeast, LLC and Tanglewood Parkway Elizabeth City, LLC, all of which are VIE's for which the Company is the primary beneficiary.  The Company has determined that the third-party interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

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

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the nine months ended September 30, 2014 and 2013, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	September 30, 2014	September 30, 2013
Investment properties	$(52,779)	$(92,122)
Acquired lease intangibles	(7,952)	(12,924)
Below market lease intangibles	1,543	3,064
Mortgages payable	28,139	61,915
Net change to investment in and advances to unconsolidated joint ventures	$(31,049)	$(40,067)

During the nine months ended September 30, 2014 and 2013, the joint venture with IPCC acquired six and seventeen investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $313 and $427 for the three and nine months ended September 30, 2014, respectively, as compared to $475 and $1,209 for the three and nine months ended September 30, 2013, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

Joint Venture with MAB (IRC-MAB Southeast, LLC)

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company will purchase each grocery-anchored center at a discount to fair market value after stabilization. As a result, the Company determined it was the primary beneficiary of this VIE. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of September 30, 2014, there was no activity through this joint venture, however, the joint venture has three sites under contract, one of which is expected to close before the end of 2014.

Joint Venture with Thompson Thrift Development, Inc. (Tanglewood Parkway Elizabeth City, LLC)

In September 2014, the Company entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that will be located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. ("TTDI"). The joint venture acquired the vacant land for $850. Construction has started and the joint venture anticipates delivery to tenants to begin in the latter half of 2015. The Company will provide 90% of the equity required to fund approved project costs, while TTDI will be responsible for the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that the Company will purchase the power center at a discount to fair market value after stabilization. As a result, the Company determined it was the primary beneficiary of this VIE.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the consolidated balance sheets as of September 30, 2014. There were no material consolidated VIE assets and liabilities as of December 31, 2013.  The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

September 30, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$1,702
Other assets	6,031
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$7,733

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$—
Other liabilities	29

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$29

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2014	Investment in and advances to unconsolidated joint ventures at September 30, 2014	Investment in and advances to unconsolidated joint ventures at December 31, 2013
INP Retail LP (a)	55%	$149,929	112,141
Oak Property and Casualty	20%	1,534	1,522
TMK/Inland Aurora Venture LLC (b)	40%	(300)	(283)
IRC/IREX Venture II LLC (c)	(d)	19,646	6,096
Investment in and advances to unconsolidated joint ventures		$170,809	119,476
 ________________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in joint venture balance represents the Company's share of the Delaware Statutory Trust ("DST") interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property and is in the process of selling ownership interests in that property to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $325,409 (total debt, not the Company’s pro rata share) at September 30, 2014 that matures as follows:

Joint Venture Entity	2014	2015	2016	2017	2018	Thereafter	Total
INP Retail LP (a) (b)	$—	23,822	5,814	26,253	10,454	230,955	297,298
IRC/IREX Venture II LLC	—	—	—	—	—	28,111	28,111
Total unconsolidated joint venture debt (a)	$—	23,822	5,814	26,253	10,454	259,066	325,409
 ________________________________________

(a)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures' balance sheets at September 30, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,441.

(b)	Includes the mortgage payable for Evergreen Promenade. Amount not included in Joint Venture Financial Information because INP Retail LLP accounts for its Evergreen Promenade joint venture under the equity method of accounting.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three and nine months ended September 30, 2014 and 2013 are reflected in the following table.

	Three months ended September 30,		Nine months ended September 30,
Joint Venture with:	2014	2013	2014	2013
PGGM	$747	542	2,036	1,739
IPCC	777	1,036	2,054	3,001
NYSTRS	—	—	—	390
Other	—	—	—	3
Fee income from unconsolidated joint ventures	$1,524	1,578	4,090	5,133

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

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  During the three and nine months ended September 30, 2014, the Company recorded $517 and $1,550, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures, as compared to $517 and $2,174 during the three and nine months ended September 30, 2013, respectively. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

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

As of September 30, 2014, the joint venture has acquired a total of approximately $717,000 of retail assets, including those properties contributed by the Company. As of September 30, 2014, PGGM's remaining maximum potential equity contribution was approximately $32,934 and the Company's was approximately $40,253.

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

In June 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC ("IBT"). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Park Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and intends to construct approximately 92,500 square feet of gross leasable area, of which approximately 96% has been pre-leased to national retailers, namely Mariano's and PetSmart. Management determined that this newly created venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM will account for this new venture using the equity method of accounting. In September 2014, the joint venture tendered possession to PetSmart and expects to tender possession to Mariano's during fourth quarter 2014.

In September 2014, the joint venture with PGGM entered into a second limited liability company agreement with Pine Tree and IBT. This agreement forms a joint venture between the same parties to acquire, develop, operate and manage the property known as Pulaski Promenade, located in Chicago, Illinois. The venture acquired the vacant land parcel for $5,734 and intends to construct approximately 133,000 square feet of gross leasable area, of which approximately 80% has been pre-leased to national retailers. Management determined that this venture is also not a VIE since all parties have the ability to participate in major decisions, and therefore, no partner is deemed to have control of the venture. This venture is accounted for by the PGGM joint venture using the equity method of accounting.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

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

IN Retail Fund, LLC June 3, 2013
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

IN Retail Fund, LLC June 3, 2013
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$28,328
Investments in and advances to unconsolidated joint ventures activity	(365)
Gain from change in control of investment properties	95,378
Cash paid	121,068
Net assets acquired	$244,409

The following unaudited condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2013, include adjustments related to the acquisition of the ownership interest in IN Retail Fund, LLC which is considered material to the consolidated financial statements, assuming the acquisition had been consummated as of January 1, 2012. On a pro forma basis, the Company assumes shares outstanding as of September 30, 2013 were outstanding as of January 1, 2012. The following unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this acquisition had been consummated as of January 1, 2012 nor does it purport to represent the results of operations for future periods.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

	Three months ended September 30, 2013			Nine months ended September 30, 2013
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$50,567	—	50,567	130,769	18,703	149,472

Net income attributable to Inland Real Estate Corporation	$5,696	—	5,696	116,568	(7,245)	109,323

Net income attributable to common stockholders	$3,487	—	$3,487	109,853	(7,245)	102,608

Net income attributable to common stockholders per weighted average common share - basic	$0.04		$0.04	1.17		1.04

Net income attributable to common stockholders per weighted average common share - diluted	$0.03		$0.03	1.17		1.05

Weighted average number of common shares outstanding - basic	99,317		99,317	93,901		98,945

Weighted average number of common shares outstanding - diluted	99,648		99,648	94,169		98,109

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

The impairment of assets during the nine months ended September 30, 2013 at the joint venture level and the Company's pro-rata share are included in the below table. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the nine months ended September 30, 2014.

	Nine months ended September 30, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share

TMK/Inland Aurora Venture LLC	$1,730	692

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

Joint Venture Financial Information

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	September 30, 2014	December 31, 2013
Balance Sheets:
Assets:
Investment in real estate, net	$735,512	658,562
Other assets	80,513	75,969
Total assets	$816,025	734,531

Liabilities:
Mortgage payable (a) (b)	$324,035	322,184
Other liabilities	71,148	70,393
Total liabilities	$395,183	392,577

Total equity	$420,842	341,954

Total liabilities and equity	$816,025	734,531

Investment in and advances to unconsolidated joint ventures	$170,809	119,476

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Statements of Operations:
Total revenues	$22,889	$22,102	67,914	81,554
Total expenses (c)	(20,923)	(18,853)	(62,215)	(77,336)
Income from operations	$1,966	3,249	5,699	4,218

Inland’s pro rata share of income from operations (d)	$2,774	2,128	6,831	5,641
  ________________________________________

(a)	Includes $4,441 of unamortized mortgage premiums and discounts.

(b)
Amount excludes the mortgage payable for Evergreen Promenade, because that property is owned through an unconsolidated joint venture of INP Retail LP and is accounted for by that joint venture using the equity method of accounting.

(c)
Total expenses for the nine months ended September 30, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the three months ended September 30, 2014 and 2013 and the nine months ended September 30, 2014.

(d)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

(4)    Discontinued Operations

If the Company determines that an investment property meets the criteria to be classified as held for sale, it suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets would be classified separately on the consolidated balance sheets for the most recent reporting period.  As of September 30, 2014, there were no properties classified as held for sale.

The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate cash received (paid) net of closing costs, gain (loss) on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

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

For the three and nine months ended September 30, 2014, the Company has recorded income from discontinued operations of $31 and $552, respectively. The nine months ended September 30, 2014 includes a gain on sale of $493. No gains on sale were recorded within discontinued operations during the three months ended September 30, 2014. Additionally, for the three and nine months ended September 30, 2013, the Company has recorded income from discontinued operations of $1,440 and $8,503, respectively. One property sold during the nine months ended September 30, 2013 was sold at a price below its current carrying value and as a result, a provision for asset impairment totaling $369 was recorded. The three and nine months ended September 30, 2013 includes gains on sale of $524 and $3,760, respectively.

(5)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at September 30, 2014:

	2014 (a)		2015 (a)	2016	2017	2018		Thereafter		Total
Fixed rate debt	$119,942	(b)	36,236	9,265	46,473	688		225,956		438,560	(c)
Weighted average interest rate	5.31%		6.08%	5.00%	5.05%	—%		5.10%		5.23%
Variable rate debt	$6,200		—	35,000	—	190,000	(d)(e)	200,000	(f)	431,200	(c)
Weighted average interest rate	0.15%		—%	2.60%	—%	2.20%		1.64%		1.94%
Total	$126,142		36,236	44,265	46,473	190,688		425,956		869,760
 ________________________________________

(a)
Approximately $131,126 of the Company’s mortgages payable matures in the next twelve months.  Included in the debt maturing in 2014 is outstanding principal of approximately $90,247 secured by the Company's Algonquin Commons property, which is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the other maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
Included in the debt maturing in 2014 are the Company’s convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require the Company to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at September 30, 2014 reflect the value of the notes including the remaining unamortized discount of $77.

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at September 30, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,208.

(d)
Included in the debt maturing during 2018 is the Company’s unsecured line of credit facility, totaling $140,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.74%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2014, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2014, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2014, the Company was in compliance with these financial covenants.

(f)
Included in the thereafter column is the Company’s $200,000 term loan which matures in July 2019.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2014, the weighted average interest rate on the term loan was 1.64%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2014, the Company was in compliance with these financial covenants.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of September 30, 2014 was $450,545 and they bore interest at a weighted average interest rate of 4.97% per annum.  Of this amount, $409,345 bore interest at fixed rates ranging from 4.00% to 6.50% per annum and a weighted average fixed rate of 5.24% per annum as of September 30, 2014.  The remaining $41,200 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.23% per annum as of September 30, 2014.  The consolidated balance sheets at September 30, 2014 include the remaining unamortized mortgages premium/discount of $2,208. As of September 30, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of September 30, 2014.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,046 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of September 30, 2014 and December 31, 2013, the Company had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	September 30, 2014	December 31, 2013
Interest Rate Swap	$60,000	60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	Derivative Liability		Derivative Liability
	As of September 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as a cash flow hedge:
Interest rate swap	Other liabilities	$5,610	Other liabilities	4,904

The table below presents the effect of the Company’s derivative financial instrument on comprehensive income for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(32)	(416)	(2,286)	2,391
Amount of loss reclassified from accumulated comprehensive income into interest expense	532	527	1,580	1,561
Unrealized gain (loss) on derivative	$500	111	(706)	3,952

Credit-risk-related Contingent Features

Derivative financial instruments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of September 30, 2014, the fair value of derivatives in a liability position related to this agreement was $5,610. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,044.

Unsecured Credit Facilities

In 2013, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $180,000.  The aggregate commitment of the Company’s line of credit facility was $180,000. The facility also provided for a $100,000 accordion feature, access to which is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms at the time of the borrowing and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

The line of credit facility was scheduled to mature on August 22, 2017 and the term loan was scheduled to mature on August 22, 2018. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

On July 31, 2014, the Company entered into amendments to the Credit Agreements to, among other things, (1) extend the maturity date of the line of credit facility to July 30, 2018 and of the term loan to July 30, 2019; (2) increase the amount borrowed under the term loan to $200,000 and increase the aggregate commitment of the Company's line of credit facility to $275,000, as well as increase the accordion feature to $200,000; and (3) reduce certain of the graduated spreads applicable to the interest rate borne by the Company for borrowings at particular leverage ratios. In conjunction with these amendments, the Company paid approximately $1,745 in fees and costs, which is included in deferred costs, net on the accompanying consolidated balance sheets.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of September 30, 2014 and December 31, 2013, the outstanding balance on the line of credit facility was $140,000 and $95,000, respectively. As of September 30, 2014, the Company had up to $135,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the “Notes”), all of which remained outstanding at September 30, 2014.

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

Holders of the Notes may convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company will deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate as of September 30, 2014, for each $1 principal amount of Notes was 102.8807 shares of the Company’s common stock, subject to adjustment under certain circumstances.  This is equivalent to a conversion price of approximately $9.72 per share of common stock.

At September 30, 2014 and December 31, 2013, the Company has recorded $548 and $183, respectively accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounts for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component is the estimated fair value of a similar bond without the conversion feature, which results

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

in the debt being recorded at a discount.  The debt is subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflects the market rate at issuance.  The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component is recorded at its fair value, which reflects an unamortized debt discount.  The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Equity Component (a)	$9,407	9,384

Debt Component	$29,215	29,215
Unamortized Discount (b)	(77)	(425)
Net Carrying Value	$29,138	28,790
 ________________________________________
(a)         The equity component is net of unamortized equity issuance costs of $5 and $28 at September 30, 2014 and December 31, 2013, respectively.
(b)         The unamortized discount will be amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the three and nine months ended September 30, 2014 and 2013 was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest expense at coupon rate	$368	368	1,104	1,104
Discount amortization	116	116	347	347
Total interest expense (a)	$484	484	1,451	1,451
 ________________________________________

(a)	The effective interest rate of these convertible notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at September 30, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$5,610	—
Variable rate debt (b)	—	431,706
Fixed rate debt (b)	—	462,081
Total liabilities	$5,610	893,787

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

	Fair value measurements at December 31, 2013 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$4,904	—
Variable rate debt (b)	—	363,788
Fixed rate debt (b)	—	509,929
Total liabilities	$4,904	873,717
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of both variable and fixed rate debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At September 30, 2014 and December 31, 2013, the Company used rates of 3.6% and 3.7%, respectively, for fixed rate debt and 1.9% and 2.3%, respectively, for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at September 30, 2014 and December 31, 2013.

(7)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the nine months ended September 30, 2014.

Gain (loss) on derivative instrument
Balance at December 31, 2013	$(4,904)

Other comprehensive income (loss) before reclassifications	(2,286)
Amounts reclassified from accumulated other comprehensive income	1,580
Net other comprehensive income (loss)	(706)

Balance at September 30, 2014	$(5,610)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended September 30, 2014.

Gain (loss) on derivative instrument
Balance at June 30, 2014	$(6,110)

Other comprehensive income (loss) before reclassifications	(32)
Amounts reclassified from accumulated other comprehensive income	532
Net other comprehensive loss	500

Balance at September 30, 2014	$(5,610)
(8)    Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements includes increases of $200 and $1,210 for the three and nine months ended September 30, 2014, respectively, and increases of $779 and $476 for the three and nine months ended September 30, 2013, respectively of rental income for the period of occupancy for which stepped rent increases apply and $23,075 and $21,865 in related accounts receivable as of September 30, 2014 and December 31, 2013, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company had no uncertain tax positions as of September 30, 2014.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2014. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 or in the consolidated balance sheets as of September 30, 2014 and December 31, 2013. As of September 30, 2014, returns for the calendar years 2010 through 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

(10)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2014 and December 31, 2013, options to purchase 64 and 70 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  Convertible notes are included in the computation of diluted EPS using the if-converted method, to the extent the impact of conversion is dilutive.  These options and convertible notes were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of September 30, 2014, 793 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 344 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Numerator:
Income from continuing operations	$4,535		4,223		32,056		108,046
Income from discontinued operations	31		1,440		552		8,503
Net income	4,566		5,663		32,608		116,549
Less: Net loss attributable to the noncontrolling interest	10		33		39		19
Net income attributable to Inland Real Estate Corporation	4,576		5,696		32,647		116,568
Dividends on preferred shares	(2,234)		(2,209)		(6,703)		(6,715)
Net income attributable to common stockholders	$2,342		3,487		25,944		109,853
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	99,617		99,317		99,495		93,901
Effect of dilutive securities:
Unvested restricted shares	443	(a)	331	(a)	379	(a)	268	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	100,060		99,648		99,874		94,169
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(11)    Stockholder's Equity

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150 million from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  During the nine months ended September 30, 2014, the Company issued approximately 37 shares of its common stock through the ATM issuance program, generating net proceeds of approximately $383, comprised of approximately $389 in gross proceeds, offset by approximately $6 in commission and fees. As of September 30, 2014, approximately $139,500 remained available for sale under the ATM issuance program.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

(12)    Transactions with Related Parties

The Company pays or has paid affiliates of TIGI for real estate-related brokerage services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock as of September 30, 2014.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI.

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

Amounts paid to TIGI or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Investment advisor	$—	12	—	52
Loan servicing	—	43	67	95
Property tax payment/reduction work	50	122	191	196
Computer services	288	192	612	500
Other service agreements	55	58	171	150
Broker commissions	2	19	104	118
Office rent and reimbursements	189	120	501	359

Total	$584	566	1,646	1,470

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

(15)    Subsequent Events

The Company has evaluated events subsequent to September 30, 2014 through November 7, 2014, the date of the financial statement issuance.

Offerings
On October 16, 2014, the Company closed on an underwritten public offering of 4,000 shares of its 6.95% Series B Cumulative Redeemable Preferred Stock, at a public offering price of $25 per share. The net proceeds of approximately $96,900 (net of underwriting discount, but before expenses) received by the Company were used to acquire additional properties to be owned by the Company or one of more of its joint ventures and for general corporate purposes, including the repayment of indebtedness.

On October 16, 2014, the Company announced that is has notified holders of the $29,215 outstanding principal amount of 5.0% Convertible Senior Notes due 2029 ("the Notes") that they have the option, pursuant to the terms of the Notes, to require the Company to purchase, on November 15, 2014, all or a portion, in multiples of $1 of such holders' Notes at a price in cash equal to $1 per $1 principal amount of the Notes, plus any accrued and unpaid interest, but not including November 15, 2014.

On October 29, 2014, the Company announced that it is calling for redemption on December 1, 2014 (the "Redemption Date") all of the outstanding Notes. The redemption price will be 100% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding, the Redemption Date equal to $2.22 per $1,000 principal amount redeemed. In lieu of redemption, a holder may surrender for conversion any of the Notes called for redemption at any time prior to the close of business on November 25, 2014, the third business day prior to the Redemption Date.

Acquisitions
On October 2, 2014, the Company acquired Prairie Crossings, located in Frankfort, Illinois from an unaffiliated third party for approximately $24,700. Prairie Crossings consists of approximately 109,000 square feet of gross leasable area, which was 99% leased at acquisition. Anchor tenants include Sports Authority, Office Depot and Bed, Bath & Beyond.

On October 14, 2014, the Company's joint venture with IPCC acquired twenty-six single tenant properties from an unaffiliated third party for approximately $39,900 and assumed two secured loans totaling approximately $25,600. The properties are located in Alabama, Florida, Georgia, Kentucky, Louisiana, Missouri, New York, North Carolina, Ohio, Oklahoma, South Carolina, Texas and Virginia and contain a total of approximately 220,400 square feet of leasable area and are each 100% leased by Family Dollar.

On October 15, 2014, the Company's joint venture with PGGM acquired Phase II of Newport Pavilion, located in Newport, Kentucky from an unaffiliated third party for approximately $23,600, subject to future earnout payments. The joint venture acquired Phase I of this property on June 30, 2014. Phase II consists of approximately 115,000 square feet of gross leasable area.

On October 17, 2014, the Company acquired a vacant land parcel in Rainbow City, Alabama from an unaffiliated third party for $3,000. The Company intends to construct approximately 65,000 square feet of leasable area, of which approximately 74% is pre-leased.

Dispositions
On October 29, 2014, the Company sold an outlot building at Park Square in Brooklyn Park, Minnesota to the existing tenant for $1,950, a price above its current carrying value.

Distributions
On October 15, 2014, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on October 1, 2014.

On October 16, 2014, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on November 17, 2014 to the stockholders of record at the close of business on November 3, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2014 (unaudited)

On October 16, 2014, the Company announced that it had declared a cash distribution of $0.139965278 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock. This distribution is payable on November 17, 2014 to the stockholders of record at the close of business on November 3, 2014

On October 17, 2014, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2014.

On October 17, 2014, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 17, 2014 to the stockholders of record at the close of business on October 31, 2014.

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

We have elected to be taxed as a real estate investment trust ("REIT"). Inland Real Estate Corporation is a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Central United States. Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all properties we own interests in and properties for certain third parties and related parties.  Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate our risk of tenant defaults by maintaining a diversified tenant base.  As of September 30, 2014, no single tenant accounted for more than approximately 3.6% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC").

As of September 30, 2014, we owned interests in 136 investment properties, including 37 properties owned by our unconsolidated joint ventures.

2014 Goals and Objectives

•	Continue to improve our tenant diversification and expand our geographic concentration, with increased footprints in the Central and Southeastern United States.

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

In executing our 2014 goals, during the nine months ended September 30, 2014, we sold seven non-core assets for approximately $65,150, the proceeds from which were used to partially fund the acquisition of investment properties. Additionally, we repaid approximately $44,500 of consolidated mortgages payable, resulting in a decrease in outstanding secured debt and amended our unsecured credit facilities to increase the total capacity to $475,000 and extend the maturity of the line of credit facility by one year to July 30, 2018 and the term loan to July 30, 2019.

As part of our growth strategy, management has implemented external growth initiatives focusing on investments in unconsolidated joint venture activities. Because certain joint ventures are unconsolidated, we are not able to present a complete picture of the impact these ventures have on our consolidated financial statements. We have included pro rata consolidated information in the Non-GAAP Financial Measures section of this Quarterly Report on Form 10-Q to present certain pro rata consolidated information, which includes adjustments for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. We believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Total assets under management include consolidated assets, unconsolidated assets at 100% and assets that we do not have an ownership interest in, but that we manage on behalf of a third party. As of September 30, 2014, total assets under management was approximately $2,938,658 and produced total revenues of $86,476 and $267,469 for the three and nine months ended September 30, 2014, respectively.

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

Joint Ventures

We have formed joint ventures to acquire stabilized retail properties as well as properties to be redeveloped and vacant land to be developed.  We structure these ventures to earn fees from the joint ventures for providing property management, asset management, acquisition and leasing services, in addition to the returns on our investment in the joint ventures.  We will continue to receive management and leasing fees for those investment properties under management, although acquisition fees may fluctuate with the level of acquisition activity through these ventures.

We believe that joint ventures support our strategic goals of expanding our footprint to improve diversification, while utilizing our partner's capital and preserving liquidity on our balance sheet. Additionally, the joint ventures provide us with ongoing fee income that enhances our results of operations from our core portfolio.

To support our ongoing effort to expand our footprint into new markets, in November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the Southeastern United States in metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000 square foot grocery store with approximately 20,000 square feet of additional retail space. Additionally, in September 2014, we entered into a joint venture to develop a single grocery anchored asset in North Carolina.

Additionally, we participate in a joint venture with IPCC that acquires properties which are ultimately sold to investors through a private offering of interests in Delaware Statutory Trusts (“DST”).  We earn fees from the joint venture for providing asset management, property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management even after all of the interests in a particular DST have been sold.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2014 and December 31, 2013 were $15,409 and $11,258, respectively. See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2014 and 2013.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of September 30, 2014, we were in compliance with all financial covenants under our various debt agreements.  We had up to $135,000 available under our $275,000 line of credit facility and an additional $200,000 available under an accordion feature.  The access to the accordion feature requires approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this ATM program, we may issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an "at the market" offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our "ATM issuance program." During the nine months ended September 30, 2014, we issued approximately 37 shares of our common stock through our ATM issuance program, generating net proceeds of approximately $383, comprised of approximately $389 in gross proceeds, offset by approximately $6 in commissions and fees. As of September 30, 2014, approximately $139,500 remains available for sale under our ATM issuance program.

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

One of our goals continues to be to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We believe that the stability of our portfolio, the lack of new supply of retail space in our targeted markets, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income. We currently have several projects underway and others under consideration. During 2014, we expect to invest a total of approximately $27,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts, which is similar in spend to prior years. As of September 30, 2014, we have invested approximately $20,000 on such capital items. We expect to continue to fund these improvements using cash from operations and draws on our unsecured line of credit facility.

Approximately $131,126 of consolidated debt, including required monthly principal amortization, matures in the next twelve months. Included in the debt maturing in 2014 is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. Algonquin Commons is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 5, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of September 30, 2014, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment grants additional time to acquire assets and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of September 30, 2014, PGGM's remaining maximum potential contribution was approximately $32,934 and ours was approximately $40,253.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the nine months ended September 30, 2014 and the year ended December 31, 2013.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
3/27/2014	Mokena Marketplace	Mokena	IL	49,058	4,300	$13,737	7.25%	76%
12/20/2013	Goldenrod Marketplace (c)	Orlando	FL	91,497	6,000	16,580	7.16%	86%

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition
4/24/2013	Warsaw Commons (d)	Warsaw	IN	87,826	—	11,393	8.00%	96%
4/17/2013	Eola Commons (e)	Aurora	IL	23,080	—	(e)	(e)	78%
4/17/2013	Winfield Pointe Center (e)	Winfield	IL	19,888	—	(e)	(e)	75%

TTDI Joint Venture
9/26/2014	Tanglewood Pavilions (f)	Elizabeth City	NC	—	—	850	(f)	(f)

PGGM Joint Venture
9/10/2014	Pulaski Promenade (g)	Chicago	IL	—	—	7,150	(g)	(g)
8/19/2014	Princess City Plaza	Mishawaka	IN	172,181	6,327	28,608	7.37%	99%
6/30/2014	Newport Pavilion (h)	Newport	KY	95,400	126,938	43,279	6.50%	94%
12/19/2013	Fort Smith Pavilion	Fort Smith	AR	275,414	13,000	43,312	8.12%	96%
10/8/2013	Cedar Center South	University Heights	OH	136,080	2,800	24,900	7.23%	83%
9/11/2013	Timmerman Plaza (i)	Milwaukee	WI	40,343	—	5,257	7.90%	84%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	—	10,265	6.50%	100%
9/11/2013	Pilgrim Village (j)	Menomonee Falls	WI	31,331	40,600	8,723	6.70%	69%
8/20/2013	Evergreen Promenade (k)	Evergreen Park	IL	—	—	5,500	(k)	(k)

IPCC Joint Venture
3/19/2014	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
2/26/2014	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
2/12/2014	BJ's Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
1/2/2014	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
1/1/2014	O'Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
1/1/2014	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%
11/4/2013	7-Eleven Portfolio (l)	(l)	OH	29,813	—	29,000	6.00%	100%
10/18/2013	Mariano's	Elmhurst	IL	76,236	—	20,359	7.25%	100%
9/25/2013	Family Dollar	Marion	IL	8,000	—	1,474	7.81%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	—	1,089	8.68%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	—	1,173	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	—	1,067	7.41%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	—	1,393	7.41%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	—	1,145	7.40%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	—	1,219	7.40%	100%
9/10/2013	Dollar General	Gale	WI	9,026	—	945	7.85%	100%
9/10/2013	Dollar General	Lafayette	WI	9,026	—	944	7.85%	100%
7/26/2013	Freedom Commons	Naperville	IL	42,218	40,300	24,400	6.74%	87%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	—	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	—	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	—	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	—	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	—	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	—	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	—	1,142	7.64%	100%

				1,801,382	247,865	$418,842
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(f)	Our joint venture with Thompson Thrift Development, Inc. acquired vacant land to develop a 158,000 square foot retail building that is approximately 70% pre-leased.

(g)	Our joint venture with PGGM acquired vacant land to develop a 133,000 square foot retail building through a development partnership that is 80% pre-leased to national tenants.

(h)	This property is subject to future earnout payments of approximately $2,100.

(i)	This property is subject to future earnout payments of approximately $1,260.

(j)	This property was subject to future earnout payments of approximately $400, which have been paid.

(k)	Our joint venture with PGGM acquired vacant land to develop a 92,512 square foot retail building through a development partnership that is 96% pre-leased to Mariano's Fresh Market and PetSmart.

(l)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The table below presents development property dispositions during the year ended December 31, 2013. There were no development property dispositions during the nine months ended September 30, 2014.

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013:

	2014	2013

Net cash provided by operating activities	$51,370	46,115

Net cash used in investing activities	$(52,493)	(117,801)

Net cash provided by financing activities	$5,274	72,072

2014 Compared to 2013

Net cash provided by operating activities was $51,370 for the nine months ended September 30, 2014, as compared to $46,115 for the nine months ended September 30, 2013.  The increase in cash provided by operating activities is due to an improvement in property operations, which is primarily due to the consolidation of the properties that were formally held in our joint venture with NYSTRS. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $52,493 for the nine months ended September 30, 2014, as compared to $117,801 for the nine months ended September 30, 2013.  The primary reason for the decrease in cash used in investing activities was the use of $73,542 to purchase investment properties and $20,394 for additions to investment properties during the nine months ended September 30, 2014, as compared to the use of $157,928 to purchase investment properties and $12,787 for additions to investment properties during the nine months ended September 30, 2013.  Additionally, we received proceeds from the sale of investment properties of $58,415 during the nine months ended September 30, 2014, as compared to $18,495 during the nine months ended September 30, 2013. Partially offsetting the decrease in cash used in investing activities was the receipt of $36,077 less in proceeds from the sale of interest in joint venture and the investment of $13,832 more in our unconsolidated joint ventures during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Net cash provided by financing activities was $5,274 for the nine months ended September 30, 2014, as compared to $72,072 during the nine months ended September 30, 2013.  The primary reason for the decrease in cash provided by financing activities was the receipt of $3,784 from the issuance of shares, net of offering costs, during the nine months ended September

30, 2014, as compared to $104,046 from the issuance of shares, net of offering costs, during the nine months ended September 30, 2013. Additionally, we used $42,378 to pay off debt during the nine months ended September 30, 2014, as compared to the use of $26,809 to pay off debt during the nine months ended September 30, 2013. Partially offsetting the decrease in cash provided by financing activities was the receipt of $45,000 in net proceeds on our unsecured line of credit facility, $20,000 in proceeds from our term loan and $29,739 in loan proceeds during the nine months ended September 30, 2014, as compared to $25,000 in net pay downs from our unsecured line of credit facility, $5,000 in proceeds from our term loan and $21,840 in loan proceeds during the nine months ended September 30, 2013.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2014 and 2013.  At September 30, 2014, we had ownership interests in 16 single-user retail properties, 49 Neighborhood Centers, 31 Community Centers, 39 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same three and nine month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not a product of management, such as depreciation and interest expense.

A total of 81 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 7.3 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the nine months ended September 30, 2014 and the year ended December 31, 2013 (including the consolidation of assets formerly in the NYSTRS joint venture), properties disposed of during the nine months ended September 30, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 70% of the square footage of our consolidated portfolio at September 30, 2014.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense for the three and nine months ended September 30, 2014 and 2013 along with reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Rental income and tenant recoveries:
"Same store" investment properties, 81 properties
Rental income	$22,662	21,941	67,496	66,265
Tenant recovery income	7,549	7,984	26,627	24,339
Other property income	304	290	953	946
"Other investment properties”
Rental income	11,028	11,668	35,628	22,678
Tenant recovery income	4,757	5,047	17,849	9,171
Other property income	177	109	479	307
Total property income	$46,477	47,039	149,032	123,706

Property operating expenses:
"Same store" investment properties, 81 properties
Property operating expenses	$3,670	3,737	15,184	12,921
Real estate tax expense	5,686	5,980	17,414	17,272
"Other investment properties"
Property operating expenses	1,980	1,871	8,717	3,928
Real estate tax expense	3,617	4,184	11,528	7,685
Total property operating expenses	$14,953	15,772	52,843	41,806

Property net operating income
"Same store" investment properties	$21,159	20,498	62,478	61,357
"Other investment properties"	10,365	10,769	33,711	20,543
Total property net operating income	$31,524	31,267	96,189	81,900

Other income:
Straight-line rents	$186	136	1,133	517
Amortization of lease intangibles	(108)	(142)	(276)	(544)
Lease termination income	131	1,956	145	1,957
Other income	390	534	1,158	1,733
Fee income from unconsolidated joint ventures	1,524	1,578	4,090	5,133
Gain from settlement of receivables	—	—	—	3,095
Gain from change in control of investment properties	—	—	—	95,378
Gain on sale of investment properties, net	—	—	22,828	1,440
Gain on sale of joint venture interest	313	475	427	1,209

Equity in earnings of unconsolidated joint ventures	2,774	2,128	6,831	5,641

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	(232)	296	(670)	(1,499)
Bad debt expense	(477)	(316)	(1,181)	(1,630)
Depreciation and amortization	(17,185)	(19,683)	(54,116)	(45,671)
General and administrative expenses	(5,553)	(4,843)	(17,638)	(14,817)
Interest expense	(8,752)	(9,163)	(26,642)	(25,427)
Provision for asset impairment	—	—	(222)	(369)

Income from continuing operations	4,535	4,223	32,056	108,046
Income from discontinued operations	31	1,440	552	8,503
Net income	4,566	5,663	32,608	116,549

Less: Net loss attributable to the noncontrolling interest	10	33	39	19
Net income attributable to Inland Real Estate Corporation	4,576	5,696	32,647	116,568

Dividends on preferred shares	(2,234)	(2,209)	(6,703)	(6,715)

Net income attributable to common stockholders	$2,342	3,487	25,944	109,853

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended September 30, 2014 with the results of the same investment properties during the three months ended September 30, 2013), property net operating income increased $661 with total property income increasing $300 and total property operating expenses decreasing $361.

On a "same store" basis, (comparing the results of operations of the investment properties owned during the nine months ended September 30, 2014 with the results of the same investment properties during the nine months ended September 30, 2013), property net operating income increased $1,121 with total property income increasing $3,526 and total property operating expenses increasing $2,405.

Net income attributable to common stockholders decreased $1,145 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 and decreased $83,909 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013.

Rental income
Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $721 on a “same store” basis, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $81 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $1,231 on a "same store" basis, for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Including "other investment properties," total rental income increased $14,181 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Rental income for the nine months ended September 30, 2014 for the "same store" and "other investment properties" increased for the same reasons as for the three month periods. In addition, total rental income increased due to the consolidation of the properties formerly held in our joint venture with NYSTRS.

Tenant recovery income
Tenant recovery income decreased $435 on a “same store” basis, for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Including "other investment properties," total tenant recovery income decreased $725 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The primary reason for the decrease in tenant recovery income is a corresponding decrease in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. The primary reason for the decrease in the estimated recovery rate of total tenant recovery income is the adjustment during the period of certain estimated annual recovery rates based on the annual tenant reconciliations. The three months ended September 30, 2014 include a true-up of estimated recovery income for the entire year-to-date period.

Tenant recovery income increased $2,288 on a "same store" basis for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Including "other investment properties," total tenant recovery income increased $10,966 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The primary reason for the increase in tenant recovery income is the same as for the three month periods. Additionally the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated rent abatement periods.

Property operating expenses
Property operating expenses decreased $67 on a “same store” basis for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Including "other investment properties," total property operating expenses increased $42 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Property operating expenses increased $2,263 on a "same store" basis for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Including "other investment properties," total property operating expenses increased $7,052 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase in total property operating expenses for the nine months ended September 30, 2014 for the "same store" and "other investment properties" is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS. Additionally, the increase is attributable to increased snow removal costs and routine maintenance costs as a result of the more severe winter weather conditions in the current year.

Real estate tax expense
Real estate tax expense decreased $294 on a “same store” basis for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  Including "other investment properties," total real estate tax expense decreased $861 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.  Additionally, the decrease is due to properties sold during the nine months ended September 30, 2014.

Real estate tax expense increased $142 on a "same store" basis for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Including "other investment properties," total real estate tax expense increased $3,985 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. Real estate tax expense for the nine months ended September 30, 2014 for the "same store" and "other investment properties" increased primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS, partially offset by a decrease in expense due to property sales during the nine months ended September 30, 2014.

Lease termination income
Lease termination income decreased $1,825 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 and decreased $1,812 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The primary reason for the decreases was the fact that there was no corresponding receipt of lease termination income during the three and nine months ended September 30, 2014 to correspond with the receipt of $1,950 from a tenant during the three and nine months ended September 30, 2013 to terminate its lease at Shops at Orchard Place. We executed a new lease shortly thereafter with a replacement tenant.

Other income
Other income decreased $144 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.  This decrease is due to decreased gains on the sale of investment securities. We divested our securities portfolio as of December 31, 2013.

Other income decreased $575 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 due primarily to the same reason impacting the three-month periods.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures decreased $54 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

Fee income from unconsolidated joint ventures decreased $1,043 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The decrease is due to decreased acquisition fees earned on sales of interests through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition prices of the properties and the timing of the sales in each period. Additionally, the decrease is due to decreased management fee income after the consolidation of the properties formerly held in our joint venture with NYSTRS.

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

Gain from change in control of investment properties
During the nine months ended September 30, 2013, we recorded a gain on the change in control of investment properties in the amount of $95,378.

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

Gain on sale of investment properties, net
Gain on sale of investment properties, net increased $21,388 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 due to the early adoption of the new discontinued operations standard as of January 1, 2014. Gains on sale of investment properties were included in discontinued operations prior to the adoption of this new standard. Gain on sale of investment properties, net includes gains recognized in conjunction with the sale of seven investment properties.

Gain on sale of joint venture interest
Gain on sale of joint venture interest decreased $162 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013 due to decreased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest decreased $782 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the same reason as discussed above.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $646 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The primary reason for the increase was increased net income on the unconsolidated pool of properties, including the acquisitions through our joint venture with PGGM.

Equity in earnings of unconsolidated joint ventures increased $1,190 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, primarily due to the same reason impacting the three month periods. Additionally, during the nine months ended September 30, 2013, we recorded $1,730 of impairment charges related to Savannah Crossings at the joint venture level. Our pro rata share, equal to $692, is included in this line item on the accompanying consolidated statements of operations and comprehensive income. Partially offsetting this increase was a decrease of approximately $624 of the amortization of basis differences associated with our unconsolidated joint ventures.

Depreciation and amortization
Depreciation and amortization decreased $2,498 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to reduced expense upon sale of certain investment properties during the nine months ended September 30, 2014 and the write-off of tenant improvement assets and intangible lease assets upon early termination of certain leases.

Depreciation and amortization increased $8,445 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly held in our joint venture with NYSTRS, new tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

General and administrative expenses
General and administrative expenses increased $710 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The increase is due primarily to an increase in payroll and related items as a result of hiring additional staff for our increasing portfolio of assets under management.

General and administrative expenses increased $2,821 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is due primarily to the same reason as discussed above, as well as increased deal pursuit costs.

Interest expense
Interest expense decreased $411 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013. The decrease in interest expense is due primarily to a decrease in mortgage interest due to the repayment of certain loans. Partially offsetting this decrease in interest expense is an increase in expense related to the amortization of mortgage premiums and discounts.

Interest expense increased $1,215 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013. The increase is primarily due to the consolidation of the properties formerly held in our joint venture with NYSTRS and higher interest on our unsecured credit facilities due to higher balances maintained during the three months ended September 30, 2014. Partially offsetting this increase in interest expense is a decrease due to the repayment of certain loans.

Income from discontinued operations
Income from discontinued operations decreased $1,409 for the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, due to the early adoption of the new discontinued operations standard as of January 1, 2014. Operations from and gains on sale of properties sold subsequent to January 1, 2014 that do not represent a strategic shift that has or will have a major effect on operations and financial results are no longer reflected as discontinued operations causing a decrease in what is reported in discontinued operations during the three months ended September 30, 2014.

Income from discontinued operations decreased $7,951 for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, due to the same reason as discussed above.

Portfolio Activity

During the nine months ended September 30, 2014, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the nine months ended September 30, 2014, we executed 21 new, 123 renewal and 32 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating 1,029,496 square feet on our consolidated portfolio.  The 21 new leases comprise 99,002 square feet with an average rental rate of $14.97 per square foot, an 18.1% increase over the average expiring rate.  The 123 renewal leases comprise 815,122 square feet with an average rental rate of $14.37 per square foot, an 8.5% increase over the average expiring rate.  The 32 non-comparable leases comprise 115,372 square feet with an average base rent of $14.34 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.

The following table shows the results of our leasing activity during the nine months ended September 30, 2014 on the financially vacant gross leasable area in our consolidated portfolio.

Vacant GLA at January 1, 2014	722,737

New vacant space during the period	142,347
New vacant space resulting from acquisitions	12,000
Vacancies filled during the period	(330,128)
Vacant space sold	(20,561)

Vacant GLA at September 30, 2014	526,395

During the remainder of 2014, 52 leases, comprising 231,003 square feet and accounting for approximately 1.8% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $10.67 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of September 30, 2014, June 30, 2014, and September 30, 2013 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

Consolidated Occupancy (a)	As of September 30, 2014	As of June 30, 2014	As of September 30, 2013
Leased Occupancy (b)	95.5%	95.4%	93.2%
Financial Occupancy (c)	93.8%	93.6%	89.8%
Same Store Leased Occupancy (b)	95.2%	94.8%	93.9%
Same Store Financial Occupancy (c)	93.3%	93.2%	89.7%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.9%	96.7%	97.4%
Financial Occupancy (c)	95.5%	96.2%	95.6%

Consolidated Occupancy (a)	As of September 30, 2014	As of June 30, 2014	As of September 30, 2013
Leased Occupancy (b)	95.5%	95.4%	93.2%
Same Store Leased Occupancy (b)	97.3%	97.4%	97.4%
Same Store Financial Occupancy (c)	95.8%	97.0%	95.6%

Total Occupancy (a)
Leased Occupancy (b)	96.0%	95.8%	94.3%
Financial Occupancy (c)	94.3%	94.3%	91.3%
Same Store Leased Occupancy (b)	95.9%	95.6%	95.0%
Same Store Financial Occupancy (c)	94.1%	94.4%	91.6%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.9%	95.7%	94.1%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	94.2%	94.2%	91.1%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	99.1%	98.8%	96.5%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.7%	88.7%	88.9%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 3, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of September 30, 2014, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$2,342	3,487	25,944	109,853
Gain on sale of investment properties	—	(524)	(23,321)	(5,266)
Gain from change in control of investment properties	—	—	—	(95,378)
Impairment of depreciable operating property	—	—	222	555
Equity in depreciation and amortization of unconsolidated joint ventures	4,400	3,835	13,013	14,925
Amortization on in-place lease intangibles	4,575	7,626	15,839	12,628
Amortization on leasing commissions	530	486	1,495	1,403
Depreciation, net of noncontrolling interest	12,080	12,169	36,782	33,495
Funds From Operations attributable to common stockholders	23,927	27,079	69,974	72,215

Gain from settlement of receivables	—	—	—	(3,095)
Lease termination income	(131)	(2,131)	(146)	(5,432)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(4)	(5)	(81)	(21)
Impairment loss, net of taxes:
Impairment of investment securities	—	—	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	—	506
Provision for income taxes:
Income tax adjustments	—	(1,021)	—	(1,021)
Recurring Funds From Operations attributable to common stockholders	$23,792	23,922	69,747	63,250

Net income attributable to common stockholders per weighted average common share — basic	$0.02	0.04	0.26	1.17

Net income attributable to common stockholders per weighted average common share — diluted	$0.02	0.03	0.26	1.17

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.24	0.27	0.70	0.77

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.24	0.24	0.70	0.67

Weighted average number of common shares outstanding, basic	99,617	99,317	99,495	93,901
Weighted average number of common shares outstanding, diluted	100,060	99,648	99,874	94,169

Distributions declared, common	$14,261	14,201	42,706	40,295
Distributions per common share	$0.14	0.14	0.43	0.43

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income attributable to Inland Real Estate Corporation	$4,576	5,696	32,647	116,568
Gain on sale of investment properties	—	(524)	(23,321)	(5,266)
Gain from change in control of investment properties	—	—	—	(95,378)
Income tax (benefit) expense of taxable REIT subsidiaries	232	(296)	670	1,499
Interest expense	8,752	9,163	26,642	25,427
Interest expense associated with discontinued operations	—	128	—	500
Interest expense associated with unconsolidated joint ventures	2,180	1,875	6,147	7,610
Depreciation and amortization	17,185	19,683	54,116	45,671
Depreciation and amortization associated with discontinued operations	—	581	—	1,901
Depreciation and amortization associated with unconsolidated joint ventures	4,400	3,835	13,013	14,925
EBITDA	37,325	40,141	109,914	113,457

Gain from settlement of receivables	—	—	—	(3,095)
Lease termination income	(131)	(2,131)	(146)	(5,432)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(4)	(5)	(81)	(21)
Impairment loss, net of taxes:
Impairment of depreciable operating property	—	—	222	555
Impairment of investment securities	—	—	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	—	506
Recurring EBITDA	$37,190	38,005	109,909	106,068

Total Interest Expense	$10,932	11,166	32,789	33,537

EBITDA: Interest Expense Coverage Ratio	3.4 x	3.6 x	3.4 x	3.4 x

Recurring EBITDA: Interest Expense Coverage Ratio	3.4 x	3.4 x	3.4 x	3.2 x

The following schedules present certain Non-GAAP pro-rata consolidated information as of and for the three and nine months ended September 30, 2014. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. The Company provides the pro rata amounts of all properties owned through joint ventures to better compare our overall performance and operating metrics to those of other REITs in our peer group. The Company believes this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information

	At September 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,491,232	(170)	345,559	2,062	32,826	1,871,509
Total assets	1,530,493	(1,844)	248,959	2,455	19,649	1,799,712
Mortgages payable	452,753	—	165,476	—	16,305	634,534
Total liabilities	989,302	43	192,796	1,608	18,156	1,201,905

	For the three months ended September 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$48,210	—	12,225	—	702	61,137
Total expenses	38,168	(10)	8,273	3	408	46,842
Operating income (loss)	10,042	10	3,952	(3)	294	14,295

	For the nine months ended September 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$154,124	—	36,443	—	882	191,449
Total expenses	126,000	(39)	25,406	4	502	151,873
Operating income (loss)	28,124	39	11,037	(4)	380	39,576

Subsequent Events

Reference is made to Note 14, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of September 30, 2014, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2014 (a)		2015 (a)	2016	2017	2018		Thereafter		Total		Fair Value (b)
Fixed rate debt	$119,942	(c)	36,236	9,265	46,473	688		225,956		438,560	(d)	462,081
Weighted average interest rate	5.31%		6.08%	5.00%	5.05%	—%		5.10%		5.23%		—
Variable rate debt	$6,200		—	35,000	—	190,000	(e)(f)	200,000	(g)	431,200	(d)	431,706
Weighted average interest rate	0.15%		—%	2.60%	—%	2.20%		1.64%		1.94%		—
Total	$126,142		36,236	44,265	46,473	190,688		425,956		869,760		893,787
  ________________________________________

(a)
Approximately $131,126 of our mortgages payable mature in the next twelve months.  Included in the debt maturing in 2014 is outstanding principal of approximately $90,247, secured by our Algonquin Commons property, which is currently subject to foreclosure litigation. We cannot currently predict the outcome of the litigation. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
Included in the debt maturing in 2014 are our convertible notes issued during 2010, which mature in 2029.  They are included in 2014 because that is the earliest date these notes can be redeemed or the note holders can require us to repurchase their notes.  The total for convertible notes above reflects the total principal amount outstanding, in the amount of $29,215.  The consolidated balance sheets at September 30, 2014 reflect the value of the notes including the remaining unamortized discount of $77.

(d)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at September 30, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,208.

(e)
Included in the debt maturing during 2018 is our unsecured line of credit facility, totaling $140,000.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.74%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2014, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2014, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2014, we were in compliance with these financial covenants.

(g)
Included in the thereafter column is our $200,000 term loan, which matures in July 2019.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2014, the weighted average interest rate on the term loan was 1.64%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2014, we were in compliance with these financial covenants.

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

At September 30, 2014, approximately $431,200, or 50%, of our debt bore interest at variable rates, with a weighted average rate of 1.94% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $3,234 for the nine months ended September 30, 2014.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended September 30, 2014, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2013.

Item 1A.  Risk Factors

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

The following exhibits are filed as part of this document or incorporated herein by reference:

Item No.        Description

10.1    Second Amendment, dated as of July 31, 2014, to Second Amended and Restated Term Loan Agreement by and among Inland Real
Estate Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto. (1)

10.2    Second Amendment, dated as of July 31, 2014, to Fifth Amended and Restated Credit Agreement by and among Inland Real Estate
Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto.
(2)

31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30,
2014, filed with the Securities and Exchange Commission on November 7, 2014, is formatted in Extensible Business Reporting
Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (3)
_____________________________________________________________________

(1)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 6, 2014 (file number 001-32185).

(2)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 6, 2014 (file number 001-32185).

(3)
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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris President and Chief Executive Officer (principal executive officer)
Date:	November 7, 2014

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	November 7, 2014

Exhibit Index

Item No.        Description

10.1    Second Amendment, dated as of July 31, 2014, to Second Amended and Restated Term Loan Agreement by and among Inland Real
Estate Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto. (1)

10.2    Second Amendment, dated as of July 31, 2014, to Fifth Amended and Restated Credit Agreement by and among Inland Real Estate
Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto.
(2)

31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three and nine months ended September 30,
2014, filed with the Securities and Exchange Commission on November 7, 2014, is formatted in Extensible Business Reporting
Language (“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (3)
_____________________________________________________________________

(1)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 6, 2014 (file number 001-32185).

(2)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 6, 2014 (file number 001-32185).

(3)
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