Form 10-K
period 2014-12-31
INLAND REAL ESTATE CORP
filed 2015-02-27
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2014

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 001-32185

(Exact name of registrant as specified in its charter)

Maryland	36-3953261
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  877-206-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.950% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2014, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $935,020,051.

As of February 27, 2015 there were 100,408,450 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting to be held in 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

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

We are a Maryland corporation formed on May 12, 1994.  To date, we have focused on acquiring and owning open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Central United States. Through our wholly-owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all of the properties we own interests in as well as properties for certain third parties and related parties. Our investment properties are typically anchored by grocery, drug or discount stores, which provide everyday goods and services to consumers, rather than stores that sell discretionary items. We seek to acquire properties with high quality tenants and attempt to mitigate the impact of tenant defaults by maintaining a diversified tenant base.

Approximately fifty-five percent of our total retail portfolio (including consolidated and unconsolidated properties, but excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC")) gross leasable area (“GLA”) is located in the Chicago Metropolitan Statistical Area (“MSA”), with our second largest market concentration being approximately eighteen percent in the Minneapolis-St. Paul MSA.  We have implemented a multi-year plan to expand our geographic footprint within the Central and Southeastern United States. As of December 31, 2014, we owned interests in 159 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•	Forty-eight neighborhood retail centers totaling approximately 3,649,000 gross leasable square feet;

•	Thirty-two community centers totaling approximately 3,625,000 gross leasable square feet;

•	Forty power centers totaling approximately 6,498,000 gross leasable square feet;

•	One lifestyle center totaling approximately 564,000 gross leasable square feet; and

•	Thirty-eight single-user properties totaling approximately 854,000 gross leasable square feet.
The following chart shows the allocation of our portfolio by property type, based on percentage of gross leasable square feet:

(a)	A neighborhood center is convenience-oriented and is typically anchored by a grocer.

(b)	A community center has a focus on general merchandise with a wider range of soft goods offerings than neighborhood centers.

(c)	A lifestyle center is an upscale, national-chain specialty center with dining and entertainment in an outdoor setting.

(d)	A power center includes category dominant anchors with only a few small tenants.

Management has implemented a strategic plan to accelerate internal growth, improve and diversify our portfolio and strengthen our balance sheet, with the ultimate goal of obtaining an investment-grade rating. The components of the plan are as follows:

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

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which we believe will improve our financial flexibility and liquidity by allowing us to maintain access to multiple sources of capital.

In addition, we are executing a multi-faceted growth plan that includes acquisitions and developments across our targeted markets, including:

•	acquisitions for our consolidated portfolio of both core and value-add assets;

•
asset-based joint ventures, such as our joint venture with PGGM Private Real Estate Fund (“PGGM”), that allow us to leverage our partner's capital to acquire high-quality, core assets in our targeted markets;

•	development joint ventures with MAB American Retail Partners, LLC ("MAB") and other local developers to acquire new retail centers at better-than-market pricing; and

•	our joint venture with IPCC, through which we source, acquire and manage properties for individuals and entities intending to invest in Delaware Statutory Trust (“DST”) entities.

Our joint venture with IPCC, originally formed in 2006, leverages our respective skill sets to access the growth potential of the DST market and increase our fee income.  In accordance with this joint venture agreement, we source properties and provide financing, acquisition and asset management expertise to the venture. IPCC provides syndication expertise and access, through Inland Securities Corporation, to a network of broker-dealers that market the properties to DST investors.  We believe our joint venture with IPCC enables us to effectively manage our capital resources due to the revolving nature of the investment capital and is a capital-efficient means to generate additional transaction fee income and a long-term asset and management fee income stream which is received for managing properties for these entities.

The PGGM joint venture was formed in June 2010 to acquire grocery-anchored and community retail centers located in Midwestern U.S. markets. The joint venture was fully funded during the initial two-year investment period and in October 2012, we completed an amendment to the joint venture agreement, to increase the maximum contributions of each partner. As of December 31, 2014, the PGGM joint venture had acquired stabilized retail assets with an acquisition value of approximately $762,000. We and PGGM share in the profits and losses of the joint venture in accordance with our respective ownership percentages, a 55% equity interest for us and a 45% equity interest for PGGM. This joint venture enables us to generate fee income via the acquisition, leasing, and property management services we provide to the venture.

In 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by us, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of December 31, 2014, there were no acquisitions through this joint venture, however, the joint venture has three sites under contract, with closings anticipated during 2015.

Competition

In seeking new investment opportunities, we compete with other real estate companies, and at our current investment properties, we compete with other owners of similar properties for tenants.

Our business is competitive.  We compete with other property owners for tenants on the basis of location, rental rates, operating expenses, visibility, quality of the property, volume of traffic, strength and name recognition of other tenants at each location and other factors.  These competitive factors affect the level of occupancy and rental rates that we are able to achieve at our investment properties.  In addition, our tenants compete against other forms of retailing such as catalog companies and e-commerce websites that offer similar retail products.  To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly.  We believe that retailers consider consumer demographics; quality, design and location of properties; the diversity of the retailers and anchor tenants at our investment property locations; management and operational expertise; and rental rates, when making their leasing decisions.  Considering these factors, we believe the overall quality and location of our individual properties allow us to effectively compete for retailers in our markets.  Because our revenues are ultimately linked to our tenant’s success, we are indirectly affected by the same competitive factors, such as consumer spending habits and on-line shopping, as our tenants.

Segments

We assess and measure operating results on an individual property basis.  Because all of our investment properties exhibit highly similar economic characteristics, generally have tenants that offer products catering to the day-to-day living needs of individuals and offer similar degrees of risk and opportunities for growth, the shopping centers have been aggregated and reported as one operating segment.  See Note 17 "Segment Reporting" to the accompanying consolidated financial statements for a discussion of our segment reporting.  Information for each of the last five fiscal years about revenues, a measure of income and total assets, can be found in Item 6 of this Form 10-K.

Significant Tenants

We derive significant revenues from anchor tenants such as TJX Companies, Inc., AB Acquisitions LLC and Carmax, which are the three largest anchor tenants in our consolidated portfolio and accounted for 3.2%, 3.0% and 2.9%, respectively of our consolidated annualized base rent for the year ended December 31, 2014.

Tax Status

We have qualified and elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes commencing with the tax year ended December 31, 1995.  Because we qualify for taxation as a REIT, we generally are not subject to federal income tax on taxable income that is distributed to stockholders. A REIT is subject to a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our taxable income to our stockholders, subject to certain adjustments.  If we fail to qualify as a REIT in any taxable year, without the benefit of certain relief provisions of the Code, we will be subject to federal and state income taxes on our taxable income at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and federal income and excise taxes on our undistributed income.

We engage in certain activities through our wholly-owned taxable REIT subsidiaries, Inland Venture, LLC ("IV LLC") (formerly known as Inland Venture Corporation), Inland Exchange Venture, LLC (“IEV LLC”) (formerly known as Inland Exchange Venture Corporation) and Inland TRS Property Management, Inc.  These taxable REIT subsidiaries engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of our joint ventures and the sales of ownership interests through our IPCC joint venture.  The taxable REIT subsidiaries are subject to federal and state income and franchise taxes from these activities.

Employees

As of December 31, 2014, we employed a total of 141 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2014, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2016.

We believe that all of our investment properties comply in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances.  The environmental condition of our investment properties may be adversely affected by our tenants, by conditions of near-by properties or by unrelated third parties.  All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired.  These audits, performed by independent consultants, generally involved a review of records and visual inspection of the property.  These audits did not include soil sampling or ground water analysis.  These audits may not, however, have revealed all potential environmental liabilities.  Additionally, we periodically engage third party environmental specialists to complete site inspections on certain investment properties, namely those occupied by dry cleaners, oil change facilities and print shops, to ensure that the environmental condition of the respective property has not changed. No audits have revealed, nor are we aware of any environmental liability that we believe will have a material adverse effect on our operations.

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2015:

Mark E. Zalatoris, age 57, has served as our president and chief executive officer since April 2008 and previously served as executive vice president and chief operating officer from 2004 to 2008, and as chief financial officer and senior vice president from 2000 to 2004.

Brett A. Brown, age 50, has served as our executive vice president since 2011 and chief financial officer and treasurer since 2008. From 2008 to 2011, Mr. Brown served as our senior vice president. Mr. Brown joined us in May 2004 as vice president and chief financial officer.

Beth Sprecher Brooks, age 60, has served as our senior vice president since 2008 and as our general counsel and secretary since 2006. Ms. Sprecher Brooks joined us in November 2002, became assistant vice president in 2003 and vice president in 2005.

D. Scott Carr, age 49 has served as our executive vice president of portfolio management and chief investment officer since 2011 and has served as the president of Inland Commercial Property Management, Inc., a wholly-owned subsidiary of ours, since 1995. Mr. Carr became senior vice president of portfolio management in 2008.

William W. Anderson, age 56, has served as our senior vice president, transactions, since 2012 and previously served as our vice president, transactions since 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2014 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

Algonquin Commons

In June 2012, a wholly-owned Company subsidiary ceased paying the monthly debt service on the two mortgage loans secured by Algonquin Commons. The Company subsidiary had hoped to reach an agreement with the special servicer that would have revised the loan structure to make continued ownership of the property economically feasible. In January 2013, the Company subsidiary received notice that a complaint had been filed by the purported successor to the lender, alleging events of default under the loan documents and, among other things, seeking to foreclose on the property. In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective February 28, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are collecting all rents for the property. Please see our full disclosure of this matter in Item 3 "Legal Proceedings" which is incorporated into this Item 1 "Business."

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

Tenants may vacate spaces at the end of their leases or in breach of their leases, fail to pay their rent, declare bankruptcy, become involved in transformational corporate transactions, or seek to restructure their leases. We derive substantially all of our revenue from leasing space at our investment properties. Thus, our results may be negatively affected by the failure of tenants to pay rent when due. We may experience substantial delays and expense enforcing rights against tenants who do not pay their rent or who seek the protection of the bankruptcy laws. Even if a tenant does not seek the protection of the bankruptcy laws, the tenant may from time to time experience a downturn in its business which may weaken its financial condition and its ability to make rental payments when due, leading the tenant to seek to end, or revise, its lease. Tenants, particularly tenants that are branches of national corporations, may also become involved in transformational corporate transactions, such as mergers and acquisitions, which could also lead them to seek to end, or revise, their leases.

Loss of revenues from significant tenants could reduce distributions to preferred and common stockholders and have a material adverse effect on our business. We derive significant revenues from anchor tenants such as TJX Companies, Inc., AB Acquisitions LLC and Carmax, which are the three largest anchor tenants in our consolidated portfolio and accounted for 3.2%, 3.0% and 2.9%, respectively of our consolidated annualized base rent for the year ended December 31, 2014. Vacated anchor space can reduce rental revenues generated by other spaces in the shopping center because of the loss of the departed anchor tenant's customer drawing power. An anchor may vacate, but continue to pay rent for the balance of the term, which could hinder our efforts to re-tenant that space. If a significant tenant vacates a property, then other tenants at the property may be entitled to terminate their leases or reduce the amount of their rental obligations. The loss of a significant number of the locations of these anchor tenants, or their failure to pay rent when due, or at all, could have a material adverse effect on our business. Distributions to stockholders could be adversely affected by the loss of revenues in the event a tenant becomes bankrupt or insolvent; experiences a downturn in its business; materially defaults on its leases; does not renew its leases as they expire; or renews at lower rental rates.

Leases on approximately 6% of total leased square feet in our consolidated portfolio and approximately 3% in our unconsolidated portfolio expire during 2015.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 577,000 square feet, or approximately 6% of total leasable square feet of approximately 10,483,000 in our consolidated portfolio, will expire prior to December 31, 2015.  Leases on approximately 134,000 square feet, or approximately 3% of total leasable square feet of approximately 4,706,000 in our unconsolidated portfolio, will expire prior to December 31, 2015.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

Properties that we acquire may be subject to unknown liabilities that affect the value and profitability of these properties. Properties that we own or may acquire may expose us to liabilities that are unknown at the time we acquire such properties, which could affect the value of and revenue generated by the property. Unknown liabilities might include:

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

Market disruptions may adversely affect the value of our investment properties.  Market volatility has exerted, and may in the future exert downward pressure on the value of certain of our investment properties and our unconsolidated joint ventures.  For example, during the years ended December 31, 2014, 2013 and 2012, we recorded approximately $222, $5,748 and $722, respectively of impairment charges related to certain consolidated properties.  The impairment charges were required because we did not expect to recover the carrying value through future cash flows, including sales proceeds.  Similarly, during the year ended December 31, 2013, we recorded approximately $692 (amount equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects) to reflect the properties at fair value and we recorded approximately $10,468 in impairment losses to record our investment in certain unconsolidated joint ventures at their fair values. No impairment adjustments to unconsolidated investments or unconsolidated joint venture properties were recorded or required during the years ended December 31, 2014 and 2012. There is no assurance we will be able to recover any of these charges upon sales of the impacted properties.

Investment Risks

Indebtedness that we incur may adversely impact our liquidity and operating flexibility and may impact our ability to pay dividends on our preferred stock and distributions on our common stock.  As of December 31, 2014, we had approximately $822,767 in face value of indebtedness, $382,767 of which was secured by mortgages on certain of our investment properties. We may incur additional indebtedness and become more highly leveraged, which could further adversely impact our financial position and operating flexibility and limit our cash available to pay dividends or make distributions. As a result, we may not have sufficient funds remaining to pay dividends or make distributions on our preferred and common stock.  Increases in our borrowing and the resulting increase in our leverage could affect our financial condition and make it more difficult for us to comply with our financial covenants governing our indebtedness.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2014, we paid distributions totaling approximately $10,077 and $56,955 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $82,465. For the year ended December 31, 2013, we paid distributions totaling approximately $8,937 and $54,011 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $69,006.  To the extent that net cash provided by operating activities declines, we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, the amount of our distribution payments may not be sustainable or we may use funds generated by financing or investing activities which could further reduce the amount of cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We cannot assure you we will continue to pay distributions at historical rates.  Our ability to continue to pay distributions on our shares of common stock at historical rates or to increase the distribution amount and our ability to pay preferred share dividends will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

Failure to maintain or increase the amount of distributions we pay on our common stock could have an adverse effect on the market price of our common and preferred stock. Further, payment of dividends on our shares of common stock is subject to payment in full of the dividends on our preferred shares.

Our shareholders have experienced dilution as a result of our stock offerings and they may experience further dilution if we issue additional stock.  The issuance of additional shares of our common or preferred stock, including under our DRP or our equity award plans, may have a dilutive effect on our earnings and funds from operations per share and will reduce the percentage of that class of stock outstanding owned by investors who do not participate in these issuances.  Shareholders are not entitled to vote on whether or not we issue additional stock already authorized for issuance.  In addition, depending on the terms and pricing of future issuances of our stock and the value of our properties, our existing shareholders may experience dilution in the value of their shares.

Changes in market conditions could adversely affect the market price of our preferred and common stock.  The trading price of our shares of preferred or common stock, like other publicly traded equity securities, depends on various market conditions that may change from time to time.  Among the market conditions that could affect the market price of our preferred and common stock are the following:

•	the extent of investor interest in our securities;

•	the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	material economic concerns;

•	changes in tax laws;

•	changes in interest rates;

•	our financial performance; and

•	general stock and bond market conditions.

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

We have a high concentration of properties in the Chicago and the Minneapolis-St. Paul MSA's, and adverse economic and other developments in that area could have a material adverse effect on us. As of December 31, 2014, approximately fifty-five percent of our total retail portfolio (including consolidated and unconsolidated properties, but excluding properties owned through our joint venture with IPCC) GLA was located in the Chicago, Illinois MSA, with our second largest market concentration being approximately eighteen percent in the Minneapolis-St. Paul, Minnesota MSA. As a result, we are particularly susceptible to adverse economic and other developments in these areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, relocations of businesses, decreased consumer confidence, changes in demographics, increases in real estate and other taxes, increased regulation, and natural disasters, any of which could have a material adverse effect on us.

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

Daniel L. Goodwin is one of our directors and beneficially owns, as of the date of this Annual Report on Form 10-K, approximately 12.5% of our common stock both individually and through The Inland Group, Inc. (“TIGI”).  Mr. Goodwin is one of the founders of TIGI and owns a controlling interest in that entity.  The Company has engaged and may continue to engage in certain transactions with affiliates of TIGI.  See the “Certain Relationships and Related Party Transactions” section in the Company’s annual meeting proxy statement and Note 16, “Transactions with Related Parties” to the consolidated financial statements in this Annual Report on Form 10-K for details regarding certain of these transactions.  Without the support of the Company’s significant stockholders such as Mr. Goodwin and TIGI, change of control transactions, such as mergers, sales of assets and business combinations that could give stockholders the opportunity to realize a premium over the then-prevailing market prices for common shares may be more difficult to consummate, and this difficulty may discourage third parties from approaching the Company to propose such transactions.  The interests of the Company’s significant stockholders may differ from the interests of other stockholders, and those significant stockholders may vote their shares accordingly.

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited because we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2014, our borrowings totaled approximately $822,767 in face value of consolidated debt.  Approximately $382,767 of this debt is secured by mortgages on certain of our investment properties and is non-recourse to us.  The remaining $440,000 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loans.

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

A total of approximately $100,385 and $9,265 of our indebtedness, including required monthly principal amortization, with weighted average interest rates on the maturing debt of 5.45% and 5.00%, respectively, matures on or before December 31, 2015 and 2016, respectively.  We intend to repay this debt using available cash, by borrowing amounts under our unsecured line of credit facility or by refinancing the maturing debt, or some combination of all these. There is no assurance we will be able to do so and we may incur significantly higher borrowing costs, all of which could have a material adverse effect on our results of operations and financial condition. Included in the debt maturing in 2015 are two mortgage loans, with an aggregate outstanding principal balance of approximately $90,247, secured by Algonquin Commons. These loans have matured and the property is currently subject to foreclosure litigation.

As of December 31, 2014, we owed approximately $440,000, or 53% of our total outstanding debt, on indebtedness that bore interest at variable rates with a weighted average of 1.89% per annum.  These rates are reset each month.  A 1.0% annualized increase in these variable rates would have increased our interest expense by approximately $4,400 for the year ended December 31, 2014.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, if lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or principal and/or interest payments higher than recent historical levels.  Higher interest payments could have a material adverse effect on our results of operations and would result in a decrease in the amount of cash available for distribution to holders of our common stock.

Our degree of leverage could limit our ability to obtain additional financing, negatively affect the market price of our common stock and reduce cash available for distributions and other uses.  As of December 31, 2014, we had approximately $822,767 in total face value of indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total face value of approximately $330,020 of outstanding debt incurred by our unconsolidated joint ventures, of which our pro rata share was approximately $172,645. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for a REIT.  Our debt to total market capitalization ratio was approximately 38.6%, excluding unconsolidated joint venture debt, and 43.2%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2014.  This ratio will increase with declines in our stock price, which closed at $10.95 on December 31, 2014, or with increases in our borrowing, all of which could have a material adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to credit risk, basis risk and legal enforceability risks.  In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective.   Finally, legal enforceability risks encompass general contractual risks including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract.  We do not believe the risk of counterparty nonperformance is material due to the current economic conditions, but there can be no assurance it will not become material in the future.

A Company subsidiary stopped making payments on the debt encumbering Algonquin Commons and is defending a resulting lawsuit that seeks, among other things, to enforce its partial guarantee of the loan; if the Company subsidiary is required to perform under the partial guarantee, paying the guarantee could have a material adverse effect on our cash flows and results of operations for the period and the year in which the payment would be made.  In June 2012, a wholly-owned Company subsidiary ceased paying the monthly debt service on the two mortgage loans secured by both phases of the investment property known as Algonquin Commons, because the property was not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding principal balance of the debt on both phases of the property is $90,247, of which $71,647 is non-recourse and approximately $18,600, for which the payment guarantee is additional collateral, has been guaranteed by the Company subsidiary.  In January 2013, the Company subsidiary received notice that a complaint had been filed by the purported successor to the lender alleging events of default under the loan documents and seeking to foreclose on the property. Effective February 28, 2013, the court granted a motion of the plaintiff and appointed a receiver for the property. As a result, the receiver and its affiliated management company are managing and operating Algonquin Commons and are collecting all rents for the property. The Company cannot currently estimate the impact the dispute will have on its consolidated financial statements and may not be able to do so until a final outcome has been reached. The Company believes that, if the Company subsidiary is required to pay the full amount outstanding under the payment guarantee or a foreclosure occurs, there could be a material adverse effect on our cash flows and results of operations for the period and the year in which it occurs. We believe these events would not have a material effect on our consolidated balance sheets because there would be a corresponding reduction in both the assets and liabilities on our consolidated balance sheets. Even if we have to make payment under the payment guarantee, we believe that the effect of a foreclosure of the property and release of the corresponding debt on our consolidated balance sheets will result in an improvement in certain financial ratios, and the collective effect of the payment, foreclosure and release will be neutral to Funds From Operations ("FFO").

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

In order to maintain our REIT status, we may be forced to borrow funds during unfavorable market conditions.  In order to maintain our REIT status, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements, even if the then prevailing market conditions are not favorable for these borrowings.  To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income, subject to certain adjustments, each year.  In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.  We may need short-term debt or long-term debt, proceeds from asset sales, creation of joint ventures or sale of common stock to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments.

Insurance Risks

Some potential losses are not covered by insurance.  We continue to monitor the state of the insurance market in general, and the scope and costs of coverage for acts of terrorism in particular, but we cannot anticipate what coverage will be available on commercially reasonable terms in future policy years.  Under the Terrorism Risk Insurance Act of 2002, which has been extended through the end of 2020, the federal government bears part of the cost required to make terrorism insurance available under property and casualty insurance policies, but there can be no assurance that insurance coverage for terrorism will be available on affordable terms, or at all. There are other types of losses, such as from wars, acts of nuclear, biological or chemical terrorism or the presence of mold at our properties, for which we cannot obtain insurance at all or at a reasonable cost.  With respect to these losses and losses from acts of terrorism, earthquakes or other catastrophic events, if we experience a loss that is uninsured or that exceeds policy limits, we could lose the capital invested in the damaged properties, as well as the anticipated future revenues from those properties.

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

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions. Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. There is no guarantee that our efforts to prevent, detect and mitigate these threats, including password protection, backup servers and periodic testing, will be successful in preventing a cyber-attack. Cybersecurity incidents could compromise the confidential information of our tenants, employees and third party vendors and disrupt and affect the efficiency of our business operations.

Item 1B.  Unresolved Staff Comments

As of the date of this Annual Report on Form 10-K, we had no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2014, we owned fee simple interests in 100 investment properties (excluding properties owned by unconsolidated joint ventures), comprised of 12 single-user retail properties, 35 Neighborhood Retail Centers, 25 Community Centers, 27 Power Centers and 1 Lifestyle Center.  These investment properties are located in the states of Florida (1), Illinois (66), Indiana (5), Minnesota (18), Nebraska (1), Ohio (2), and Wisconsin (7).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single-User
Carmax	Schaumburg	IL	93,333	12/98	1998	100%	$22.47	Carmax
Carmax	Tinley Park	IL	94,518	12/98	1998	100%	20.36	Carmax
Cub Foods	Hutchinson	MN	60,208	01/03	1999	100% (4)	10.29	Cub Foods (4)
Freeport Commons	Freeport	IL	24,049	12/98	1998	100%	11.50	Staples
Fresh Market	Lincolnshire	IL	20,414	10/12	2013	100%	16.12	The Fresh Market
Glendale Heights Retail	Glendale Heights	IL	68,879	09/97	1997	100% (4)	11.90	Dominick's (4)
Mosaic Crossing	West Chicago	IL	78,271	01/98	1990/2013	100%	4.00	Old Time Pottery
Park Square Outlot (fka Park Square)	Brooklyn Park	MN	5,620	08/02	1998	100%	20.50	None
PetSmart	Gurnee	IL	25,692	04/01	1997	100%	15.62	PetSmart
Pick 'N Save	Waupaca	WI	63,780	03/06	2002	100%	11.47	Pick 'N Save
Roundy's	Menomonee Falls	WI	103,611	11/10	2010	100%	16.25	Super Pick 'N Save
Verizon	Joliet	IL	4,504	05/97	1995	100%	43.17	None

Neighborhood Retail Centers
22nd Street Plaza Outlot	Oakbrook Terrace	IL	9,970	11/97	1985/2004	100%	45.00	None
Big Lake Town Square	Big Lake	MN	67,858	01/06	2005	96%	12.47	Coborn's Super Store
Brunswick Market Center	Brunswick	OH	119,540	12/02	1997/1998	96%	12.56	Buehler's Fresh Foods
Cliff Lake Centre	Eagan	MN	74,182	09/99	1988	87%	13.45	None
Cobbler Crossing	Elgin	IL	102,643	05/97	1993	92%	11.45	Jewel Osco
Downers Grove Market	Downers Grove	IL	103,419	03/98	1998	95%	18.78	Angelo Caputo's
Dunkirk Square	Maple Grove	MN	89,340	09/99	1998	99% (4)	14.46	Rainbow (4), Dollar Tree
Eastgate Center	Lombard	IL	129,101	07/98	1959/2000	83%	6.93	Ace Hardware, Illinois Dept. of Employment
Edinburgh Festival	Brooklyn Park	MN	91,563	10/98	1997	95%	9.11	Festival Foods
Elmhurst City Centre	Elmhurst	IL	39,090	02/98	1994	100%	16.18	Walgreens
Forest Lake Marketplace	Forest Lake	MN	93,853	09/02	2001	98% (4)	13.13	Cub Foods
Grand Hunt Center Outlot	Gurnee	IL	21,194	12/96	1996	100%	20.63	None
Hammond Mills	Hammond	IN	78,801	05/99 12/98	1998/1999/2011	100%	12.87	Food 4 Less
Hickory Creek Market Place	Frankfort	IL	55,831	08/99	1999	92%	14.50	Goodwill
Iroquois Center	Naperville	IL	140,981	12/97	1983	71%	9.82	Planet Fitness, Xilin Association, Big Lots
Maple View	Grayslake	IL	105,642	03/05	2000/2005	98%	14.32	Jewel Osco
Medina Marketplace	Medina	OH	92,446	12/02	1956/1999/ 2010	98%	10.79	Giant Eagle
Mundelein Plaza	Mundelein	IL	16,803	03/96	1990	100%	13.72	None
Nantucket Square	Schaumburg	IL	56,981	09/95	1980	91%	14.07	Go Play/Kidtown USA
Oak Forest Commons	Oak Forest	IL	108,563	03/98	1998	82%	12.45	Food 4 Less, O'Reilly Auto Parts
Oak Forest Commons III	Oak Forest	IL	7,424	06/99	1999	24%	24.58	None
Plymouth Collection	Plymouth	MN	45,915	01/99	1999	100%	17.80	Golf Galaxy
Ravinia Plaza	Orland Park	IL	101,605	10/06	1990	98%	16.23	Whole Foods Market, Pier 1 Imports, Eva's Bridal
Regal Showplace	Crystal Lake	IL	89,928	03/05	1998	100%	20.81	Regal Cinemas
Rose Plaza	Elmwood Park	IL	24,204	11/98	1997	100%	19.80	Binny's Beverage Depot
Schaumburg Plaza	Schaumburg	IL	57,965	06/98	1994	95%	12.58	Jo-Ann, Party City
Shoppes at Mill Creek	Palos Park	IL	102,422	03/98	1989	100%	13.54	Jewel Osco
Shops at Cooper's Grove	Country Club Hills	IL	72,518	01/98	1991	18%	16.95	None
Six Corners Plaza	Chicago	IL	80,596	10/96	1966/2005	96%	13.58	L.A. Fitness, CW Price
St. James Crossing	Westmont	IL	49,994	03/98	1990	97%	16.57	None
Townes Crossing	Oswego	IL	105,989	08/02	1988	92%	10.78	Jewel Osco
Wauconda Crossings	Wauconda	IL	90,167	08/06	1997	97% (4)	13.51	Dominick's (4), Walgreens
Wauconda Shopping Center	Wauconda	IL	34,286	05/98	1988	100%	12.89	Dollar Tree
Westriver Crossings	Joliet	IL	32,452	08/99	1999	90%	19.54	None
Woodland Heights	Streamwood	IL	120,436	06/98	1956/1997	94%	8.41	Jewel Osco, U.S. Postal Service

Community Centers
Apache Shoppes	Rochester	MN	60,780	12/06	2005/2006	100%	12.66	Trader Joe's, Chuck E. Cheese's

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Community Centers
Aurora Commons	Aurora	IL	126,908	01/97	1988/2013	71%	12.96	Ross Dress for Less, Dollar Tree, Fallas Paredes
Bergen Plaza	Oakdale	MN	262,525	04/98	1978	60%	8.21	Cub Foods, Dollar Tree
Bohl Farm Marketplace	Crystal Lake	IL	97,287	12/00	2000	98%	13.92	Dress Barn, Barnes & Noble, Buy Buy Baby
Burnsville Crossing	Burnsville	MN	97,210	09/99	1989/2010	99%	11.19	PetSmart, Becker Furniture World
Chatham Ridge	Chicago	IL	175,991	02/00	1999	100%	19.19	Food 4 Less, Marshall's, Anna's Linens
Chestnut Court	Darien	IL	172,918	03/98	1987/2009	95%	10.98	X-Sport Fitness, Tuesday Morning, Jo-Ann, Oakridge Hobbies & Toys, Ross Dress for Less, Salvation Army Family Store
Goldenrod Marketplace	Orlando	FL	91,497	12/13	2013	91%	16.64	LA Fitness, Marshall's
Greentree Centre & Outlot	Racine	WI	169,268	02/05	1990/1993	94%	8.21	Pick 'N Save, K-Mart
Hawthorn Village Commons	Vernon Hills	IL	98,806	08/96	1979	98%	15.14	Dollar Tree, Hobby Lobby
Lansing Square	Lansing	IL	56,613	12/96	1991	31%	18.74	None
Marketplace at Six Corners	Chicago	IL	116,941	11/98	1997	100%	17.04	Jewel Osco, Marshall's
Mokena Marketplace	Mokena	IL	49,058	03/14	2008	76%	22.09	Party City, PetSmart
Orchard Crossing	Ft. Wayne	IN	130,131	04/07	2008	85%	13.90	Gordmans, Dollar Tree
Park Avenue Centre	Highland Park	IL	64,943	06/97	1996/2005	100%	12.28	Staples, TREK Bicycle Store, Illinois Bone and Joint
Park Center	Tinley Park	IL	132,288	12/98	1988	84%	14.75	Charter Fitness, Chuck E. Cheese's, Old Country Buffet, Sears Outlet
Park St. Claire	Schaumburg	IL	83,259	05/97 12/96	1994/1996	100%	18.07	Dominick's (4)
Shingle Creek Center	Brooklyn Center	MN	39,146	09/99	1986	91% (4)	11.15	None
Shops at Orchard Place	Skokie	IL	159,091	12/02	2000	98%	26.18	DSW Shoe Warehouse, Ulta, Pier 1 Imports, Petco, Walter E Smithe, Party City, Nordstrom Rack
Skokie Fashion Square	Skokie	IL	84,857	12/97	1984/2010	95%	13.51	Ross Dress for Less, Produce World
Skokie Fashion Square II	Skokie	IL	7,151	11/04	1984/2010	53%	49.50	None
Thatcher Woods Center	River Grove	IL	187,710	04/02	1969/1999	86%	11.90	Walgreens, Hanging Garden Banquet, Binny's Beverage Depot, Sears Outlet, Dominick's (subleased to Rich's Food)
The Plaza	Brookfield	WI	107,952	02/99	1985	94% (4)	15.42	CVS, Guitar Center, Hooters
Two Rivers Plaza	Bolingbrook	IL	57,900	10/98	1994	91%	12.17	Marshall's, Pier 1 Imports
University Center	St. Paul	MN	43,645	09/99	1998	100%	10.61	High School for the Recording Arts

Power Centers
Baytowne Shoppes/Square	Champaign	IL	118,305	02/99	1993	99%	17.04	Staples, PetSmart, Party City, Citi Trends, Ulta
Bradley Commons	Bourbonnais	IL	174,348	11/11	2007/2011	99%	13.91	Shoe Carnival, Ulta, Bed, Bath & Beyond, Dick's Sporting Goods, Petco
Crystal Point	Crystal Lake	IL	357,914	07/04	1976/1998/ 2012	97%	9.30	Best Buy, K-Mart, Bed, Bath & Beyond, The Sports Authority, World Market, Ross Dress for Less, The Fresh Market
Deertrace Kohler	Kohler	WI	149,924	07/02	2000	98%	10.48	The Boston Store, TJ Maxx, Dollar Tree, Ulta, Jo-Ann
Deertrace Kohler II	Kohler	WI	24,292	08/04	2003/2004	100%	18.69	None
Joliet Commons	Joliet	IL	158,853	10/98	1995	100%	14.04	Movies 10, PetSmart, Barnes & Noble, Old Navy, Party City, Jo-Ann, BC Osaka Hibachi Grill
Joliet Commons Phase II	Joliet	IL	40,395	02/00	1999	100%	13.54	Office Max
Mankato Heights Plaza	Mankato	MN	155,173	04/03	2002	94%	13.58	TJ Maxx, Michaels, Old Navy, Pier 1 Imports, Petco
Maple Park Place	Bolingbrook	IL	210,746	01/97	1992/2004	98% (4)	11.96	X-Sport Fitness, The Sports Authority, Best Buy, Ross Dress for Less, Office Depot (4)
Orland Park Place	Orland Park	IL	592,495	04/05	1980/1999	100%	12.24
K & G Superstore, Old Navy, Stein Mart, Tiger Direct, Barnes & Noble, DSW Shoe Warehouse, Bed, Bath & Beyond, Binny's Beverage Depot, Nordstrom Rack, Dick's Sporting Goods, Marshall's, Buy Buy Baby, HH Gregg, Ross Dress for Less, Penny Mustard Furnishings

Orland Park Place Outlots	Orland Park	IL	11,900	08/07	2007	—	15.00	Dao
Orland Park Place Outlots II	Orland Park	IL	22,966	04/12	2007	91%	31.43	None
Park Place Plaza	St. Louis Park	MN	88,999	09/99	1997/2006	100%	17.42	Office Max, PetSmart
Pine Tree Plaza	Janesville	WI	186,523	10/99	1998	98%	11.47	Gander Mtn., TJ Maxx, Staples, Michaels, Old Navy, Petco
Prairie Crossings Shopping Center	Frankfort	IL	109,079	10/14	2003	98%	17.32	Office Depot, The Sports Authority, Bed, Bath & Beyond
Randall Square	Geneva	IL	216,738	05/99	1999	93%	14.24	Marshall's, Bed, Bath & Beyond, PetSmart, Michaels, Party City, Old Navy

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Rivertree Court	Vernon Hills	IL	308,610	07/97	1988/2011	100%	13.26	Best Buy, Discovery Clothing, TJ Maxx, Michaels, Harlem Furniture, Gordmans, Old Navy, Pier 1 Imports, Ross Dress for Less, Shoe Carnival
Rochester Marketplace	Rochester	MN	70,213	09/03	2001/2003	100%	15.40	Staples, PetSmart
Salem Square	Countryside	IL	116,992	08/96	1973/1985/ 2009	100%	9.08	TJ Maxx/Home Goods, Marshall's
Schaumburg Promenade	Schaumburg	IL	91,831	12/99	1999	100%	13.84	Ashley Furniture, DSW Shoe Warehouse, Destination XL
Shakopee Outlot	Shakopee	MN	12,285	03/06	2007	100%	18.15	None
Shakopee Valley Marketplace	Shakopee	MN	146,362	12/02	2000/2001	99%	9.81	Kohl's, Office Max
Shoppes at Grayhawk	Omaha	NE	81,000	02/06	2001/2004	77%	25.25	Michaels, Lowe's (5)
University Crossings	Granger	IN	111,651	10/03	2003	96%	13.64	Marshall's, Petco, Dollar Tree, Pier 1 Imports, Ross Medical Education Center, Babies R Us (5)
Valparaiso Walk	Valparaiso	IN	137,500	12/12	2005	100% (4)	13.88	Best Buy, Michaels, Marshall's, Bed, Bath & Beyond
Warsaw Commons	Warsaw	IN	87,826	04/13	2012	94%	13.03	Dollar Tree, TJ Maxx, PetSmart, Ulta
Woodfield Commons E/W	Schaumburg	IL	206,148	10/98	1973/1975/ 1997/2007/ 2012	100%	18.28	Toys R Us, Discovery Clothing, REI, Hobby Lobby, Ross Dress for Less, Half Price Books

Lifestyle Centers
Algonquin Commons	Algonquin	IL	563,704	02/06	2004/2005	90% (4)	14.22	PetSmart, Office Max, Pottery Barn, Old Navy, DSW Shoe Warehouse, Discovery Clothing, Dick's Sporting Goods, Trader Joe's, Ulta, Charming Charlie, Ross Dress for Less, Gordmans

Total			10,483,228			93%	13.73

As of December 31, 2014, we owned fee simple interests in 32 investment properties through our unconsolidated joint ventures and we owned DST interests in the 27 properties owned through our IPCC joint venture. Total properties are comprised of 26 single-user retail properties, 13 Neighborhood Retail Centers, 7 Community Centers, and 13 Power Centers.  These investment properties are located in the states of Alabama (1), Arkansas (1), Florida (4), Georgia (8), Illinois (11), Indiana (1), Kentucky (3), Louisiana (1), Minnesota (10), Missouri (1), New York (1), North Carolina (1), Ohio (4), Oklahoma (2), South Carolina (1), Texas (3), Virginia (1) and Wisconsin (5).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single User (IPCC Joint Venture)
Family Dollar	Bell	FL	7,958	10/14	2014	100%	$11.55	None
Family Dollar	Bremond	TX	8,320	10/14	2014	100%	8.90	None
Family Dollar	Chaffee	MO	8,320	10/14	2014	100%	9.14	None
Family Dollar	Citrus Springs	FL	7,958	10/14	2014	100%	11.43	None
Family Dollar	Clarkston	GA	7,958	10/14	2014	100%	17.13	None
Family Dollar	Columbus	GA	7,958	10/14	2014	100%	15.09	None
Family Dollar	Farmington	NY	7,647	10/14	2014	100%	14.58	None
Family Dollar	Fort Worth	TX	8,320	10/14	2014	100%	12.38	None
Family Dollar	Fruitland Park	FL	7,958	10/14	2013	100%	12.19	None
Family Dollar	Huber Heights	OH	7,958	10/14	2014	100%	11.99	None
Family Dollar	Independence	KY	7,958	10/14	2012	100%	13.81	None
Family Dollar	King George	VA	8,320	10/14	2014	100%	13.51	None
Family Dollar	Leesburg	GA	8,320	10/14	2013	100%	9.92	None
Family Dollar	Mableton	GA	7,958	10/14	2014	100%	18.19	None
Family Dollar	Macon (Mercer)	GA	8,804	10/14	2014	100%	14.47	None
Family Dollar	Macon (Rocky Creek)	GA	7,958	10/14	2014	100%	15.06	None
Family Dollar	McDonough	GA	7,647	10/14	2013	100%	17.11	None
Family Dollar	Ocala	FL	7,958	10/14	2014	100%	13.21	None
Family Dollar	Oklahoma City	OK	7,958	10/14	2014	100%	12.25	None
Family Dollar	Pacolet	SC	8,000	10/14	2013	100%	11.01	None
Family Dollar	Phenix City	AL	8,320	10/14	2013	100%	10.04	None
Family Dollar	Ponchatoula	LA	8,320	10/14	2013	100%	9.94	None
Family Dollar	Rice	TX	7,947	10/14	2014	100%	9.21	None

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single User (IPCC Joint Venture)
Family Dollar	Salisbury	NC	8,763	10/14	2013	100%	11.63	None
Family Dollar	Sardis	GA	8,320	10/14	2013	100%	7.61	None
Family Dollar	Turley	OK	7,958	10/14	2014	100%	11.80	None

Neighborhood Retail Centers
Byerly's Burnsville	Burnsville	MN	72,339	09/99	1988	100%	11.52	Byerly's Food Store, Erik's Bike Shop
Capitol and 124th Shopping Center	Wauwatosa	WI	54,204	09/13	1998/2012	100%	13.79	Wal-Mart, Petco
Caton Crossings	Plainfield	IL	83,792	06/03	1998	98%	11.41	Tony's Finer Foods
Champlin Marketplace	Champlin	MN	91,970	09/11	1999/2005	95%	12.73	Cub Foods
Diffley Marketplace	Egan	MN	71,903	10/10	2008	91%	15.32	Cub Foods
Elston Plaza	Chicago	IL	87,946	12/11	1983/2010	100%	14.96	Jewel Osco, O'Reilly Auto Parts
Mallard Crossing Shopping Center	Elk Grove Village	IL	82,920	05/97	1993	92% (4)	8.09	Food 4 Less (4)
Pilgrim Village	Menomonee Falls	WI	31,331	09/13	1984/2012	100%	20.00	Wal-Mart (5), Friends of Nature
Red Top Plaza	Libertyville	IL	151,840	06/11	1981/2008	88%	14.12	Jewel Osco
Shannon Square Shoppes	Arden Hills	MN	97,638	03/04 06/04	2003	90%	15.48	Cub Foods
Shops of Plymouth Town Center	Plymouth	MN	84,003	03/99	1991	100%	10.99	The Foursome, Inc., Cub Foods
Stuart's Crossing	St. Charles	IL	85,529	08/98	1999	98%	13.96	Jewel Osco
Timmerman Plaza	Milwaukee	WI	40,343	09/13	1965/2013	63%	12.85	Dollar Tree

Community Centers
Brownstones Shopping Center	Brookfield	WI	137,816	11/11	1989/2009	96%	14.41	Metro Market, TJ Maxx
Cedar Center South	University Heights	OH	136,080	10/13	1950/2006	83%	21.25	Tuesday Morning, Whole Foods Market, CVS, Dollar Tree
Evergreen Promenade	Evergreen Park	IL	92,488	08/13	2014	15%	22.05	PetSmart
Village Ten Shopping Center	Coon Rapids	MN	211,472	08/03	2002	98%	7.46	Dollar Tree, Life Time Fitness, Cub Foods
Woodbury Commons	Woodbury	MN	116,196	02/12	1992/2004/ 2012	97% (4)	9.88	Hancock Fabrics, Schuler Shoes, Dollar Tree, Becker Furniture World
Woodland Commons	Buffalo Grove	IL	170,034	02/99	1991	81%	13.91	Mariano's

Community Centers (IPCC Joint Venture)
Mountain View Square	Wausau	WI	86,584	03/14	2000	100%	7.95	Kohl's

Power Centers
Fort Smith Pavilion	Fort Smith	AR	275,414	12/13	2009/2011	96% (4)	14.64	Dick's Sporting Goods, Best Buy, Michaels, Books-A-Million, Old Navy, Shoe Carnival, Ulta, Bed Bath & Beyond, Petco
Four Flaggs	Niles	IL	325,972	11/02	1973/1998/ 2010	98%	10.43	Fresh Farms, Party City, Marshall's, PetSmart, Office Depot, Old Navy, Global Clinic, Ashley Furniture, Sears Outlet, Jo-Ann, Shoe Carnival
Joffco Square	Chicago	IL	95,204	01/11	2008	100%	23.67	Bed, Bath & Beyond, Best Buy, Jo-Ann
Newport Pavilion	Newport	KY	205,053	06/14	2009	90%	17.38	Kroger (5), TJ Maxx, Dick's Sporting Goods, Michaels, PetSmart, Ulta
Point at Clark	Chicago	IL	95,455	06/10	1996	95%	28.11	DSW Shoe Warehouse, Marshall's, Michaels
Princess City Plaza	Mishawaka	IN	172,181	08/14	1998	100% (4)	13.20	Gordmans, PetSmart, Dick's Sporting Goods, Old Navy, Shoe Carnival
Quarry Retail	Minneapolis	MN	281,472	09/99	1997	100%	12.82	Home Depot, Cub Foods, PetSmart, Office Max, Party City, Michaels
Riverdale Commons	Coon Rapids	MN	231,753	09/99	1999	100% (4)	13.86	Rainbow (4), The Sports Authority, Office Max, Petco, Party City, Home Goods, Michaels
Silver Lake Village	St. Anthony	MN	159,316	02/12	1996/2005	93%	17.29	North Memorial Healthcare, Cub Foods, Wal-Mart (5)
Stone Creek Towne Center	Cincinnati	OH	142,824	02/12	2008	100%	22.36	Bed, Bath & Beyond, Best Buy, Old Navy
Turfway Commons	Florence	KY	105,471	12/11	1993/2007	97%	12.31	Babies 'R' Us, Half Price Books, Guitar Center, Michaels
Westgate	Fairview Park	OH	241,838	03/12	2007/2011	91%	18.14	Books-A-Million, Lowe's (5), Petco, Marshall's, Kohl's (5), Earth Fare
Woodfield Plaza	Schaumburg	IL	177,160	01/98	1992	93%	13.43	Kohl's, Barnes & Noble, Buy Buy Baby, David's Bridal

Total			4,706,405			94%	$14.28

Total/Weighted Average			15,189,633			93%	$13.90
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

(4)
A tenant has vacated their space but is still contractually obligated under their lease to pay rent. Where the note is following a tenant's name in the anchor tenant column, it is the anchor tenant who has vacated.

(5)	Ground lease tenants. Ground lease square footage is excluded from GLA as we do not own that square footage.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2014 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	41	90,584	0.9%	$1,598	1.2%	$17.64
2015	135	577,068	5.5%	8,579	6.2%	14.87
2016	172	1,013,197	9.6%	14,643	10.6%	14.45
2017	152	1,086,039	10.3%	14,934	10.8%	13.75
2018	182	1,056,761	10.1%	15,628	11.3%	14.79
2019	174	1,695,543	16.2%	22,564	16.3%	13.31
2020	110	927,850	8.9%	13,118	9.4%	14.14
2021	56	848,630	8.1%	13,241	9.6%	15.60
2022	62	727,282	6.9%	9,036	6.5%	12.42
2023	49	493,969	4.7%	6,528	4.7%	13.22
2024+	104	1,361,897	13.0%	18,665	13.4%	13.71
Vacant (c)	—	604,408	5.8%	—	—%	—
Total	1,237	10,483,228	100.0%	$138,534	100.0%	$14.02

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2014 in our unconsolidated portfolio, including our joint venture partner's pro-rata share.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	6	20,757	0.5%	$435	0.6%	$20.96
2015	40	134,472	2.8%	2,362	3.7%	17.56
2016	69	344,824	7.3%	5,698	9.0%	16.52
2017	60	564,703	12.0%	8,523	13.4%	15.09
2018	92	636,520	13.5%	9,460	14.9%	14.86
2019	82	583,127	12.4%	8,387	13.2%	14.38
2020	46	430,117	9.1%	5,517	8.7%	12.83
2021	22	126,907	2.7%	2,098	3.3%	16.53
2022	15	319,715	6.8%	3,798	5.9%	11.88
2023	22	306,058	6.5%	4,606	7.3%	15.05
2024+	71	1,037,131	22.1%	12,736	20.0%	12.28
Vacant (c)	—	202,074	4.3%	—	—%	—
Total	525	4,706,405	100.0%	$63,620	100.0%	$14.12

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2014 in our total portfolio, including those in our unconsolidated joint ventures, including our joint venture partner's pro-rata shares.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	47	111,341	0.7%	$2,033	1.0%	$18.26
2015	175	711,540	4.7%	10,941	5.4%	15.38
2016	241	1,358,021	8.9%	20,341	10.1%	14.98
2017	212	1,650,742	10.9%	23,457	11.6%	14.21
2018	274	1,693,281	11.2%	25,088	12.4%	14.82
2019	256	2,278,670	15.0%	30,951	15.3%	13.58
2020	156	1,357,967	8.9%	18,635	9.3%	13.72
2021	78	975,537	6.4%	15,339	7.6%	15.72
2022	77	1,046,997	6.9%	12,834	6.3%	12.26
2023	71	800,027	5.3%	11,134	5.5%	13.92
2024+	175	2,399,028	15.8%	31,401	15.5%	13.09
Vacant (c)	—	806,482	5.3%	—	—%	—
Total	1,762	15,189,633	100.0%	$202,154	100.0%	$14.05

(a)	Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)	Annualized base rent divided by gross leasable area.

(c)	Leases executed but not commenced are included in the vacant totals.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2014, 2013, 2012, 2011 and 2010.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2014%		2013%	2012%	2011%	2010%
22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	100		100	100	100	100
Algonquin Commons, Algonquin, IL	563,704	90	(a)	93	93	91	78
Apache Shoppes, Rochester, MN	60,780	100		100	95	73	75
Aurora Commons, Aurora, IL	126,908	79		41	93	85	86
Baytowne Shoppes/Square, Champaign, IL	118,305	99	(a)	96	100	100	86
Bergen Plaza, Oakdale, MN	262,525	64		91	91	90	93
Big Lake Town Square, Big Lake, MN	67,858	96		100	100	100	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	98		99	99	99	89
Bradley Commons, Bourbonnais, IL	174,348	99		97	97	93	N/A
Brunswick Market Center, Brunswick, OH	119,540	96		96	96	97	100
Burnsville Crossing, Burnsville, MN	97,210	99		99	93	93	95
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Chatham Ridge, Chicago, IL (b)	175,991	100		100	86	100	100
Chestnut Court, Darien, IL	172,918	97		86	83	77	71
Cliff Lake Centre, Eagan, MN	74,182	96		88	84	96	95
Cobbler Crossing, Elgin, IL (b)	102,643	94		96	93	91	95
Crystal Point, Crystal Lake, IL	357,914	68	(a)	98	95	95	99
Cub Foods, Hutchinson, MN	60,208	0	(a)	0	0	0	0
Deertrace Kohler, Kohler, WI	149,924	100		98	98	98	96
Deertrace Kohler II, Kohler, WI	24,292	100		100	100	100	100
Downers Grove Market, Downers Grove, IL	103,419	100		29	96	99	97
Dunkirk Square, Maple Grove, MN	89,340	28	(a)	97	97	97	97
Eastgate Center, Lombard, IL	129,101	84		87	79	78	80
Edinburgh Festival, Brooklyn Park, MN	91,563	95		95	89	94	85
Elmhurst City Centre, Elmhurst, IL	39,090	100		100	100	88	94
Forest Lake Marketplace, Forest Lake, MN (b)	93,853	95	(a)	98	98	95	98
Freeport Commons , Freeport, IL	24,049	100		100	100	100	100
Fresh Market, Lincolnshire, IL	20,414	100		100	N/A	N/A	N/A
Glendale Heights Retail, Glendale Heights, IL	68,879	0	(a)	0	0	0	0
Goldenrod Marketplace, Orlando, FL	91,497	92		86	N/A	N/A	N/A
Grand Hunt Center Outlot, Gurnee, IL	21,194	100		100	100	100	100
Greentree Centre & Outlot, Racine, WI (b)	169,268	94		94	94	94	97
Hammond Mills, Hammond, IN	78,801	100		100	100	97	90
Hawthorn Village Commons, Vernon Hills, IL	98,806	98		98	96	92	97
Hickory Creek Market Place, Frankfort, IL	55,831	92		53	68	78	82
Iroquois Center, Naperville, IL	140,981	74		70	77	76	75
Joliet Commons, Joliet, IL	158,853	100		100	100	100	87
Joliet Commons Phase II, Joliet, IL	40,395	100		100	100	100	100
Lansing Square, Lansing, IL	56,613	31		18	9	8	17
Mankato Heights Plaza, Mankato, MN	155,173	94		92	89	96	100
Maple Park Place, Bolingbrook, IL	210,746	89	(a)	89	87	88	74
Maple View, Grayslake, IL (b)	105,642	100		98	92	89	91
Marketplace at Six Corners, Chicago, IL (b)	116,941	100		95	100	100	100
Medina Marketplace, Medina, OH	92,446	98		98	100	100	100
Mokena Marketplace, Mokena, IL	49,058	76		N/A	N/A	N/A	N/A
Mosaic Crossing, West Chicago, IL	78,271	100		100	0	66	66
Mundelein Plaza, Mundelein, IL	16,803	100		90	90	100	90
Nantucket Square, Schaumburg, IL	56,981	91		100	94	88	94
Oak Forest Commons, Oak Forest, IL	108,563	82		82	82	82	82
Oak Forest Commons III, Oak Forest, IL	7,424	24		40	40	40	24
Orchard Crossing, Ft. Wayne, IN	130,131	85		84	85	87	82
Orland Park Place, Orland Park, IL (b)	592,495	100		96	100	99	95
Orland Park Place Outlots, Orland Park, IL	11,900	100		0	100	100	0
Orland Park Place Outlots II, Orland Park, IL	22,966	91		91	100	N/A	N/A
Park Avenue Centre, Highland Park, IL	64,943	100		100	100	100	50
Park Center, Tinley Park, IL	132,288	87		96	89	83	69
Park Place Plaza, St. Louis Park, MN	88,999	100		100	100	100	100
Park Square Outlot (f/k/a Park Square), Brooklyn Park, MN	5,620	100		100	99	100	100
Park St. Claire, Schaumburg, IL	83,259	14	(a)	14	100	100	100
PetSmart, Gurnee, IL	25,692	100		100	100	100	100
Pick 'N Save, Waupaca, WI	63,780	100		100	100	100	100
Pine Tree Plaza, Janesville, WI	186,523	99		92	98	98	98

Properties	Gross Leasable Area	2014%		2013%	2012%	2011%	2010%

Plymouth Collection, Plymouth, MN	45,915	100		95	100	100	95
Prairie Crossings Shopping Center, Frankfort, IL	109,079	99		N/A	N/A	N/A	N/A
Randall Square, Geneva, IL (b)	216,738	93		92	95	91	94
Ravinia Plaza, Orland Park, IL (b)	101,605	98		98	97	70	100
Regal Showplace, Crystal Lake, IL (b)	89,928	100		100	100	98	99
Rivertree Court, Vernon Hills, IL	308,610	100		96	98	99	98
Rochester Marketplace, Rochester, MN	70,213	100		100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Roundy’s, Menomonee Falls, WI	103,611	100		100	100	100	100
Salem Square, Countryside, IL	116,992	100		100	100	100	96
Schaumburg Plaza, Schaumburg, IL	57,965	95		100	100	65	94
Schaumburg Promenade, Schaumburg, IL	91,831	100		100	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	100		85	85	85	85
Shakopee Valley Marketplace, Shakopee, MN	146,362	99		99	99	100	100
Shingle Creek Center, Brooklyn Center, MN	39,146	72	(a)	82	87	91	89
Shoppes at Grayhawk, Omaha, NE	81,000	80		79	87	90	86
Shoppes at Mill Creek, Palos Park, IL (b)	102,422	100		98	98	91	94
Shops at Cooper's Grove, Country Club Hills, IL	72,518	18		14	16	96	100
Shops at Orchard Place, Skokie, IL	159,091	98		97	94	98	99
Six Corners Plaza, Chicago, IL	80,596	96		96	99	99	99
Skokie Fashion Square, Skokie, IL	84,857	100		96	96	96	50
Skokie Fashion Square II, Skokie, IL	7,151	53		100	100	100	100
St. James Crossing, Westmont, IL	49,994	100		95	90	58	79
Thatcher Woods Center, River Grove, IL (b)	187,710	86		65	96	98	88
The Plaza, Brookfield, WI	107,952	92	(a)	94	96	93	94
Townes Crossing, Oswego, IL	105,989	92		90	90	90	90
Two Rivers Plaza, Bolingbrook, IL	57,900	100		100	78	72	80
University Center, St. Paul, MN	43,645	100		85	0	0	100
University Crossings, Mishawaka, IN	111,651	96		96	98	97	97
Valparaiso Walk, Valparaiso, IN	137,500	99	(a)	100	100	N/A	N/A
Verizon, Joliet, IL	4,504	100		100	100	100	100
Warsaw Commons, Warsaw, IN	87,826	96		96	N/A	N/A	N/A
Wauconda Crossings, Wauconda, IL	90,167	17	(a)	17	17	17	15
Wauconda Shopping Center, Wauconda, IL	34,286	100		100	84	100	100
Westriver Crossings, Joliet, IL	32,452	90		90	81	72	77
Woodfield Commons E/W, Schaumburg, IL (b)	206,148	100		92	86	95	98
Woodland Heights, Streamwood, IL	120,436	94		92	97	93	88
Sub-total	10,483,228

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2014, 2013, 2012, 2011 and 2010.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area	2014%	2013%	2012%	2011%	2010%
Brownstones Shopping Center, Brookfield, WI	137,816	96	97	95	96	N/A
Byerly’s Burnsville, Burnsville, MN (c)	72,339	100	100	98	98	98
Capitol and 124th Shopping Center, Wauwatosa, WI	54,204	100	100	N/A	N/A	N/A
Caton Crossings, Plainfield, IL (c)	83,792	98	100	98	89	96
Cedar Center South, University Heights, OH	136,080	83	83	N/A	N/A	N/A
Champlin Marketplace, Champlin, MN	91,970	95	96	91	91	N/A
Diffley Marketplace, Eagan, MN	71,903	91	86	98	98	94
Elston Plaza, Chicago, IL	87,946	100	100	90	90	N/A
Evergreen Promenade, Evergreen Park, IL	92,488	96	N/A	N/A	N/A	N/A
Family Dollar, Bell, FL	7,958	100	N/A	N/A	N/A	N/A
Family Dollar, Bremond, TX	8,320	100	N/A	N/A	N/A	N/A
Family Dollar, Chaffee, MO	8,320	100	N/A	N/A	N/A	N/A
Family Dollar, Citrus Springs, FL	7,958	100	N/A	N/A	N/A	N/A
Family Dollar, Clarkston, GA	7,958	100	N/A	N/A	N/A	N/A
Family Dollar, Columbus, GA	7,958	100	N/A	N/A	N/A	N/A
Family Dollar, Farmington, NY	7,647	100	N/A	N/A	N/A	N/A
Family Dollar, Fort Worth, TX	8,320	100	N/A	N/A	N/A	N/A
Family Dollar, Fruitland Park, FL	7,958	100	N/A	N/A	N/A	N/A
Family Dollar, Huber Heights, OH	7,958	100	N/A	N/A	N/A	N/A
Family Dollar, Independence, KY	7,958	100	N/A	N/A	N/A	N/A

Properties	Gross Leasable Area	2014%		2013%	2012%	2011%	2010%
Family Dollar, King George, VA	8,320	100		N/A	N/A	N/A	N/A
Family Dollar, Leesburg, GA	8,320	100		N/A	N/A	N/A	N/A
Family Dollar, Mableton, GA	7,958	100		N/A	N/A	N/A	N/A
Family Dollar, Macon (Mercer), GA	8,804	100		N/A	N/A	N/A	N/A
Family Dollar, Macon (Rocky Creek), GA	7,958	100		N/A	N/A	N/A	N/A
Family Dollar, McDonough, GA	7,647	100		N/A	N/A	N/A	N/A
Family Dollar, Ocala, FL	7,958	100		N/A	N/A	N/A	N/A
Family Dollar, Oklahoma City, OK	7,958	100		N/A	N/A	N/A	N/A
Family Dollar, Pacolet, SC	8,000	100		N/A	N/A	N/A	N/A
Family Dollar, Phenix City, AL	8,320	100		N/A	N/A	N/A	N/A
Family Dollar, Ponchatoula, LA	8,320	100		N/A	N/A	N/A	N/A
Family Dollar, Rice, TX	7,947	100		N/A	N/A	N/A	N/A
Family Dollar, Salisbury, NC	8,763	100		N/A	N/A	N/A	N/A
Family Dollar, Sardis, GA	8,320	100		N/A	N/A	N/A	N/A
Family Dollar, Turley, OK	7,958	100		N/A	N/A	N/A	N/A
Fort Smith Pavilion, Fort Smith, AR	275,414	95	(a)	96	N/A	N/A	N/A
Four Flaggs, Niles, IL (c)	325,972	98		98	100	100	94
Joffco Square, Chicago, IL	95,204	100		100	83	83	N/A
Mallard Crossing Shopping Center, Elk Grove Village, IL (c)	82,920	24	(a)	95	94	95	86
Mountain View Square, Wausau, WI	86,584	100		N/A	N/A	N/A	N/A
Newport Pavilion, Newport, KY	205,053	91		N/A	N/A	N/A	N/A
Pilgrim Village, Menomonee Falls, WI	31,331	100		91	N/A	N/A	N/A
Point at Clark, Chicago, IL	95,455	95		95	95	95	95
Princess City Plaza, Mishawaka, IN	172,181	99	(a)	N/A	N/A	N/A	N/A
Quarry Retail, Minneapolis, MN (c)	281,472	100		100	94	100	99
Red Top Plaza, Libertyville, IL	151,840	97		96	91	87	N/A
Riverdale Commons, Coon Rapids, MN (c)	231,753	72	(a)	100	99	100	100
Shannon Square Shoppes, Arden Hills, MN (c)	97,638	90		89	98	98	100
Shops of Plymouth Town Center, Plymouth, MN (c)	84,003	100		100	100	100	100
Silver Lake Village, St. Anthony, MN	159,316	93		94	93	N/A	N/A
Stone Creek Towne Center, Cincinnati, OH	142,824	100		98	98	N/A	N/A
Stuart’s Crossing, St. Charles, IL (c)	85,529	98		98	98	98	93
Timmerman Plaza, Milwaukee, WI	40,343	63		80	N/A	N/A	N/A
Turfway Commons, Florence, KY	105,471	97		97	94	95	N/A
Village Ten Shopping Center, Coon Rapids, MN (c)	211,472	98		98	97	97	98
Westgate, Fairview Park, OH	241,838	92		91	85	N/A	N/A
Woodbury Commons, Woodbury, MN	116,196	91	(a)	100	100	N/A	N/A
Woodfield Plaza, Schaumburg, IL (c)	177,160	99		99	96	95	98
Woodland Commons, Buffalo Grove, IL (c)	170,034	81		99	98	97	94
Sub-total	4,706,405
Grand Total	15,189,633
_____________________________________

(a)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

(b)	Occupancy for properties acquired from our previous joint venture with New York State Teachers' Retirement System ("NYSTRS") includes information related to the period prior to the acquisition.

(c)	Occupancy for properties contributed to our joint venture with PGGM includes information related to the period prior to the contribution.

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

The Algonquin Commons property is encumbered by two mortgage loans in the aggregate principal amount of approximately $90,247. As of the date of this report, the loans have matured. In connection with the now Company subsidiary's acquisition of the property, the Company subsidiary assumed a guarantee on the second phase of the property, of approximately $18,600 at December 31, 2012, of the total mortgage indebtedness (the “Payment Guaranty”). The Company subsidiary believes the Payment Guaranty has, however, ceased and is of no further force and effect as a result of the property having met the performance metrics set forth in the Payment Guaranty. We believe that the total indebtedness of $90,247 is otherwise non-recourse, subject to certain non-recourse carve-out guarantees.

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

In connection with the complaint, the plaintiff filed a motion for appointment of a receiver and the court granted the motion and issued an order effective February 28, 2013, appointing a receiver for the property. As a result, the receiver and its affiliated management company are now managing and operating Algonquin Commons and are collecting all rents for the property. Because the Company subsidiary still holds title to the property, all income and expenses of the property remain consolidated on the Company's consolidated financial statements.

We cannot currently estimate the impact this dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe that if the Company subsidiary is required to pay the full amount outstanding under the Payment Guaranty or a foreclosure occurs, there could be a material adverse effect on our cash flows and results of operations for the period and the year in which it occurs. We believe these events would not have a material effect on our consolidated balance sheets because there would be a corresponding reduction in both the assets and liabilities on our consolidated balance sheets. Even if we have to make payment under the Payment Guaranty, we believe that the effect of a foreclosure of the property and release of the corresponding debt on our consolidated balance sheets will result in an improvement in certain financial ratios, and the collective effect of the payment, foreclosure and release will be neutral to FFO.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II
(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 27, 2015, there were 3,695 stockholders of record of our common stock.  Our common stock has been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low
December 31, 2014	$11.28	$9.85
September 30, 2014	10.79	9.85
June 30, 2014	10.83	10.24
March 31, 2014	10.99	10.09

December 31, 2013	11.08	9.98
September 30, 2013	10.80	9.51
June 30, 2013	12.05	9.17
March 31, 2013	10.10	8.43

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2014, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders:
2005 Equity Award Plan	495	$10.06	1,692
2014 Equity Award Plan	—	$—	2,500
Equity compensation plans not approved by stockholders
Independent Director Stock Option Plan (a)	10	14.95	—
Total	505	$10.16	4,192
_____________________________________

(a)	As of December 31, 2014, we had granted options to purchase all 50 shares authorized under the plan, of which 29 were exercised, six were retired and five have expired.

Reference is made to Note 11 "Stock Option Plan" and Note 12 "Deferred Stock Compensation" to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2009, and the reinvestment of all distributions).

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Inland Real Estate Corporation	100.00	115.40	106.77	125.84	167.01	183.53
FTSE NAREIT Equity	100.00	127.96	138.57	163.60	167.63	218.16
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
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

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2014 and 2013, our taxable income was $59,652 and $48,257, respectively.  Holders of our 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 6.95% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.

We declared monthly distributions on our Series A Preferred Stock totaling $8,937 and $8,949, or $2.03 on an annual basis per share for the years ended December 31, 2014 and 2013, respectively.  The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2014 and 2013:

	2014 (a)	2013 (b)
Ordinary income	$2.031	$2.031
Qualified dividends (c)	0.086	0.002
 _____________________________________

(a)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(b)
The January distribution declared on December 16, 2013, with a record date of January 2, 2014 and a payment date of January 15, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income.

We declared monthly distributions on our Series B Preferred Stock, issued in October 2014, totaling $1,429, or $1.73 on an annual basis per share for the year ended December 31, 2014.  The following table sets forth the taxability of distributions on preferred shares, on a per share basis, paid in 2014:

2014 (a)
Ordinary income	$0.285
Qualified dividends (b)	0.012
 _____________________________________

(a)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(b)	Represents additional characterization of amounts included in Ordinary income.

We declared monthly distributions to our common stockholders totaling $56,976 and $54,503 or at a rate equal to $0.57 per annum, per common share for the years ended December 31, 2014 and 2013, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2014 and 2013:

	2014 (a)	2013 (b)
Ordinary income	$0.561	$0.414
Non-taxable return of capital	0.009	0.124
Qualified dividends (c)	0.024	—
 _____________________________________

(a)
The January distribution declared on December 17, 2014, with a record date of December 31, 2014 and a payment date of January 20, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(b)
The January distribution declared on December 17, 2013, with a record date of December 31, 2013 and a payment date of January 17, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

Under the terms of our Unsecured Loan Agreement dated as of November 15, 2011, our Second Amendment to Fifth Amended and Restated Credit Agreement dated as of July 31, 2014 and our Second Amendment to Second Amended and Restated Term Loan Agreement dated July 31, 2014, we may not declare or pay dividends or make distributions (including dividends paid and distributions actually made with respect to gains on property sales and any preferred dividends or distributions) if such dividends and distributions paid on account of the then-current fiscal quarter and the three immediately preceding fiscal quarters, in the aggregate for such period, would exceed (A) 95% of FFO (as adjusted to exclude deductions or increases due to one-time items, including non-cash charges and impairments) for such period plus (B) without duplication, all gains on property sales for such period to the extent distributions were actually made with respect thereto. Notwithstanding the foregoing, we are permitted at all times to distribute whatever amount is necessary to maintain our tax status as a REIT. In addition to the limitations on distributions in the agreements that govern our indebtedness, distributions cannot be paid on our common stock unless we have paid full cumulative dividends through the current period on our Series A Preferred Stock and Series B Preferred Stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2014.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION

For the years ended December 31, 2014, 2013, 2012, 2011 and 2010

(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2014.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2014	2013	2012	2011	2010
Total assets	$1,572,951	1,529,937	1,243,405	1,159,906	1,254,841
Mortgages payable	384,769	497,832	412,361	391,202	483,186
Unsecured credit facilities	440,000	325,000	305,000	280,000	195,000
Convertible notes	—	28,790	28,327	27,863	107,360
Total revenues	204,762	183,374	151,575	155,183	162,055
Income (loss) from continuing operations	38,402	99,769	15,033	(9,299)	(1,231)
Net income (loss) attributable to common stockholders	28,809	102,735	9,849	(8,132)	1,218
Net income (loss) attributable to common stockholders per weighted average common share, basic	0.29	1.08	0.11	(0.09)	0.01
Net income (loss) attributable to common stockholders per weighted average common share, diluted	0.29	1.08	0.11	(0.09)	0.01
Total distributions declared, preferred	10,366	8,949	7,910	948	—
Total distributions declared, common	56,976	54,503	50,833	50,589	49,008
Distributions per common share	0.57	0.57	0.57	0.57	0.57
Cash flows provided by operating activities	82,465	69,006	68,955	63,274	59,523
Cash flows used in investing activities	(108,637)	(115,681)	(182,635)	(101,851)	(28,735)
Cash flows provided by (used in) financing activities	33,299	39,428	124,434	32,762	(23,941)
Average annualized base rent per leased square foot	13.73	13.62	13.21	12.85	13.07
Weighted average common shares outstanding, basic	99,543	95,279	89,006	88,530	85,951
Weighted average common shares outstanding, diluted	99,938	95,562	89,161	88,530	85,951

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as "seek," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Executive Summary

2014 Highlights

•	Recurring FFO per share increased 3.3% over 2013.

•	Improved our Recurring EBITDA interest expense coverage ratio from 3.2 times to 3.5 times.

•	Same store net operating income ("NOI") increased 2.2% over 2013.

•	Average base rents on new leases signed for our consolidated portfolio increased 15.5% over expiring rates during the year ended December 31, 2014 and increased 10.1% on renewal leases.

•	Consolidated portfolio financial occupancy increased 130 basis points over year-end 2013 and consolidated portfolio leased occupancy increased 20 basis points over the same period.

•	Sold 4,000 shares of 6.95% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") for net proceeds of $96.9 million.
In executing our 2014 goals, during the year ended December 31, 2014, we:

•	sold seven non-core assets and a portion of another for approximately $67,100, the proceeds from which were used to partially fund the acquisition of investment properties and repay debt.

•	repaid approximately $111,849 of consolidated mortgages payable, resulting in a decrease in outstanding secured debt and we repaid $29,215 of convertible notes.

•
amended our unsecured credit facilities to increase the total capacity to $475,000 and extend the maturity of the line of credit facility by one year to July 30, 2018 and the term loan to July 30, 2019.

Long-term Goals and Objectives

Management has implemented a strategic plan to accelerate internal growth, improve and diversify our portfolio and strengthen our balance sheet, with the ultimate goal of obtaining an investment-grade rating. The components of the plan are as follows:

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

As part of our growth strategy, management has implemented external growth initiatives focusing on investments in unconsolidated joint venture activities. Because certain joint ventures are unconsolidated, we are not able to present a complete picture of the impact these ventures have on our consolidated financial statements. We have included pro rata consolidated information in the Non-GAAP Financial Measures section of this Annual Report on Form 10-K, which includes adjustments for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance, size and operating metrics to those of other REITs in our peer group.

Total assets under management include consolidated assets, unconsolidated assets at 100% and assets that we do not have an ownership interest in, but that we manage on behalf of a third party. As of December 31, 2014, total assets under management were approximately $3,052,405 and produced total revenues of $359,708 during the year ended December 31, 2014.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at December 31, 2014 and 2013 were $18,385 and $11,258, respectively.  The higher cash balance at December 31, 2014, reflects proceeds from the sale of vacant land and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the years ended December 31, 2014, 2013 and 2012.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our DRP and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of December 31, 2014, we were in compliance with all financial covenants under our various debt agreements, and we had up to $85,000 available under our $275,000 line of credit facility and an additional $200,000 available under an accordion feature, subject to approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this program, we may issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We refer to the arrangement with the Agents in this report on Form 10-K as our "ATM issuance program." During the year ended December 31, 2014 we issued approximately 37 shares of our common stock through our ATM issuance program, generating net proceeds of approximately $383, comprised of approximately $389 in gross proceeds, offset by approximately $6 in commissions and fees. As of December 31, 2014, approximately $139,500 remains available for sale under our ATM issuance program.

In October 2014, we issued 4,000 shares of Series B Preferred Stock at a public offering price of $25.00 per share, for net proceeds of approximately $96,900, after deducting the underwriting discount but before expenses. The proceeds were used to acquire additional investment properties to be owned by us or one of more of our joint ventures and for general corporate purposes, including the repayment of indebtedness.

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

Approximately $100,385 of consolidated debt, including required monthly principal amortization, matures prior to the end of 2015. Included in the debt maturing in 2015 is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 6, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of December 31, 2014, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October 2012, we entered into a First Amendment (the "Amendment") to the Limited Partnership Agreement of our joint venture with PGGM. Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to the joint venture. As of December 31, 2014, PGGM's remaining maximum potential contribution was approximately $19,488 and ours was approximately $23,819.

In November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon our site approval, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we are required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of December 31, 2014, this joint venture had not acquired any properties, but it had three sites under contract, with closings anticipated during 2015.

In September 2014, we entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that will be located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. ("TTDI"). The joint venture acquired the vacant land for $850. Construction has started and the joint venture anticipates delivery to tenants to begin in the latter half of 2015. We will provide 90% of the equity required to fund approved project costs, while TTDI will be responsible for the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that we are required to purchase the power center at a discount to fair market value after stabilization and after certain criteria are met.

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a third party for a principal sum of $24,750. The property, commonly known as Clybourn Galleria and located in Chicago, Illinois is the collateral for this note. The note accrues interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015.

One of our goals continues to be to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We believe that the stability of our portfolio, the lack of new supply of retail space in our targeted markets, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income. We currently have several projects underway and others under consideration. During 2014, we invested approximately $25,000 in capital for tenant improvements and leasing commissions on new leases and building improvements related to some of these repositioning efforts in our consolidated portfolio. We funded these improvements using cash from operations and draws on our unsecured line of credit facility. The amount we expect to spend for these activities in 2015 is approximately $40,000. This increase in spending is reflective of planned redevelopment projects to begin during 2015. We expect to continue to fund these improvements using cash from operations and draws on our unsecured line of credit facility.

The table below reflects our current development pipeline:

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion	Development Costs psf (completed projects)
Active Development Projects
Evergreen Promenade Evergreen Park, IL INP Retail LP	Mariano's, PetSmart	Completed Q4 2014	24,894	2,264	21,103	2,030	92,488	228.17
Pulaski Promenade Chicago, IL INP Retail LP (1)	Michaels, Ross Dress for Less, Marshall's, Shoe Carnival, PetSmart	Q4 2015	26,458	3,752	10,137	3,399	133,281	—
Tanglewood Pavilion Elizabeth City, NC IRC/Thompson Thrift	TJ Maxx, Ross Dress for Less, Hobby Lobby, Wal-Mart(non-owned)	Q4 2015	22,126	3,945	3,245	3,945	157,847	—
Shoppes at Rainbow Landing Rainbow City, AL Consolidated	Publix	Q4 2015	12,679	12,679	4,092	4,092	64,759	—
Southshore Shopping Center Boise, ID Consolidated	Gordmans, Albertsons (non-owned)				5,862	5,862	106,972	—

Land Held for Development
Savannah Crossing Aurora, IL TMK/Inland Aurora Venture LLC	Wal-Mart (non-owned), Walgreens (non-owned)				2,062	—
North Aurora Towne Centre North Aurora, IL Consolidated	Best Buy, Target (non-owned), JC Penney (non-owned)				11,457	11,457
Shops at Lakemoor Lakemoor, IL Consolidated	None				11,009	11,009

(1)	The estimated budget is shown net of approximately $5,900 of anticipated TIF proceeds, the final amount of which will be determined upon project completion.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the years ended December 31, 2014, 2013 and 2012.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
10/17/2014	Shoppes at Rainbow Landing (c)	Rainbow City	AL	—	—	$3,008	(c)	(c)
10/2/2014	Prairie Crossings Shopping Center	Frankfort	IL	109,079	—	24,663	6.77%	98%
3/27/2014	Mokena Marketplace	Mokena	IL	49,058	4,300	13,737	7.25%	76%
12/20/2013	Goldenrod Marketplace (d)	Orlando	FL	91,497	6,000	16,580	7.16%	86%
4/24/2013	Warsaw Commons (e)	Warsaw	IN	87,826	—	11,393	8.00%	96%
4/17/2013	Eola Commons (f)	Aurora	IL	23,080	—	(f)	(f)	78%
4/17/2013	Winfield Pointe Center (f)	Winfield	IL	19,888	—	(f)	(f)	75%
12/21/2012	Valparaiso Walk	Valparaiso	IN	137,500	—	21,900	8.00%	100%
4/18/2012	Orland Park Place Outlots II	Orland Park	IL	22,966	—	8,750	7.40%	100%

TTDI Joint Venture
9/26/2014	Tanglewood Pavilions (g)	Elizabeth City	NC	—	—	850	(g)	(g)

PGGM Joint Venture
9/10/2014	Pulaski Promenade (h)	Chicago	IL	—	—	7,150	(h)	(h)
8/19/2014	Princess City Plaza (i)	Mishawaka	IN	172,181	6,327	28,608	7.37%	100%
6/30/14 10/16/14	Newport Pavilion (j)	Newport	KY	205,053	131,854	66,920	6.50%	90%
12/19/2013	Fort Smith Pavilion	Fort Smith	AR	275,414	13,000	43,312	8.12%	96%
10/8/2013	Cedar Center South	University Heights	OH	136,080	2,800	24,900	7.23%	83%
9/11/2013	Timmerman Plaza (k)	Milwaukee	WI	40,343	—	5,257	7.90%	84%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	—	10,265	6.50%	100%
9/11/2013	Pilgrim Village (l)	Menomonee Falls	WI	31,331	40,600	8,723	6.70%	69%
8/20/2013	Evergreen Promenade (m)	Evergreen Park	IL	—	—	5,500	(m)	(m)
12/11/2012	Westgate Shopping Center	Fairview Park	OH	241,838	229,000	73,405	7.60%	86%
4/13/2012	Woodbury Commons	Woodbury	MN	116,196	6,200	10,300	6.50%	66%
2/29/2012	Stone Creek Towne Center	Cincinnati	OH	142,824	6,600	36,000	8.00%	97%
2/24/2012	Silver Lake Village	St. Anthony	MN	159,303	154,000	36,300	6.90%	87%

IPCC Joint Venture
10/14/2014	Family Dollar Portfolio (n)	(n)	(n)	97,076	—	17,990	6.55%	100%
10/14/2014	Family Dollar Portfolio (o)	(o)	(o)	113,788	—	21,906	6.58%	100%
3/19/2014	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
2/26/2014	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
2/12/2014	BJ's Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
1/2/2014	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
1/1/2014	O'Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
1/1/2014	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%
11/4/2013	7-Eleven Portfolio (p)	(p)	OH	29,813	—	29,000	6.00%	100%
10/18/2013	Mariano's	Elmhurst	IL	76,236	—	20,359	7.25%	100%
9/25/2013	Family Dollar	Marion	IL	8,000	—	1,474	7.81%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	—	1,089	8.68%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	—	1,173	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	—	1,067	7.41%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	—	1,393	7.41%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	—	1,145	7.40%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	—	1,219	7.40%	100%
9/10/2013	Dollar General	Gale	WI	9,026	—	945	7.85%	100%
9/10/2013	Dollar General	Lafayette	WI	9,026	—	944	7.85%	100%
7/26/2013	Freedom Commons	Naperville	IL	42,218	40,300	24,400	6.74%	87%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	—	1,137	8.14%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	—	1,107	8.13%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	—	938	8.11%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	—	22,675	6.70%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	—	27,883	6.84%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	—	1,009	8.12%	100%
1/24/2013	Family Dollar	Abilene	TX	9,180	—	1,142	7.64%	100%
12/21/2012	Dick's Sporting Goods	Cranberry Township	PA	81,780	—	19,100	7.71%	100%
12/20/2012	Walgreens	El Paso	TX	15,120	—	4,200	7.11%	100%
12/20/2012	Walgreens	Benton Harbor	MI	14,820	—	4,920	6.72%	100%
12/19/2012	Dollar General Portfolio (q)	(q)	(q)	54,230	—	6,337	(q)	100%

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition
11/16/2012	BJ's Wholesale Club	Gainesville	VA	76,267	—	16,000	6.48%	100%
10/30/2012	Family Dollar	Lorain	OH	8,400	—	1,246	8.25%	100%
10/30/2012	Family Dollar	Cisco	TX	8,000	—	939	8.50%	100%
9/26/2012	Walgreens	New Bedford	MA	10,350	—	2,650	8.14%	100%
8/15/2012	Walgreens	Villa Park	IL	12,154	—	4,863	7.51%	100%
6/13/2012	Walgreens	Milwaukee	WI	13,905	—	3,025	7.65%	100%
3/27/2012	CVS/Walgreens Portfolio (r)	(r)	(r)	55,465	—	23,711	6.50%	100%
3/19/2012	CVS/Walgreens Portfolio (s)	(s)	(s)	40,113	—	17,059	6.50%	100%
3/16/2012	Pick N Save	Sheboygan	WI	62,138	—	11,700	7.44%	100%
3/13/2012	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	6,700	21,320	7.20%	98%

				3,587,681	655,281	$833,775
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

(b)
The Cap Rate disclosed is as of the time of acquisition and is calculated by dividing the forecasted net operating income (“NOI”) by the purchase price, before any potential earnout payments are made.  Forecasted NOI is defined as forecasted net income for the twelve months following the acquisition of the property, calculated in accordance with U.S. GAAP, excluding straight-line rental income, amortization of lease intangibles, interest, depreciation, amortization and bad debt expense, less a vacancy factor to allow for potential tenant move-outs or defaults.

(c)
We acquired vacant land to develop a 65,000 square foot shopping center that is 74% pre-leased. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources.

(d)	This property is subject to future earnout payments of approximately $2,600.

(e)	This property is subject to future earnout payments of approximately $1,800, of which $1,539 has already been paid.

(f)
We acquired title to these properties through foreclosure proceedings. We had acquired the notes encumbering these properties in 2012 at a discount to their face value. In conjunction with the acquisition, the notes were extinguished. We recorded Winfield Pointe Center at $2,583 and Eola Commons at $3,994, representing the respective fair value of each property at the time of acquisition.

(g)
Our joint venture with Thompson Thrift Development, Inc. acquired vacant land to develop a 158,000 square foot retail building that is approximately 70% pre-leased. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources.

(h)
Our joint venture with PGGM acquired vacant land to develop a 133,000 square foot retail building through a development partnership that is 80% pre-leased to national tenants. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources.

(i)	This property was subject to future earnout payments of approximately $530, which have been paid.

(j)
Newport Pavilion Phase I consisting of 95,400 square feet of GLA and 126,938 ground lease square feet was purchased on 06/30/14 for $43,279. Newport Pavilion Phase II consisting of 109,653 square feet of GLA was purchased on 10/16/14 for $23,641 and 4,916 ground lease square feet was purchased through an earnout. This property is also subject to future earnout payments of approximately $13,000, of which $5,044 has already been paid.

(k)	This property is subject to future earnout payments of approximately $1,260.

(l)	This property was subject to future earnout payments of approximately $400, which have been paid.

(m)
Our joint venture with PGGM acquired vacant land to develop a 92,512 square foot retail building through a development partnership that is 96% pre-leased to Mariano's Fresh Market and PetSmart. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources.

(n)
This portfolio consists of twelve Family Dollar stores, located in Fruitland Park, Florida; Bell, Florida; Ocala, Florida; Citrus Springs, Florida; Phenix City, Alabama; Ponchatoula, Louisiana; Oklahoma City, Oklahoma; Turley, Oklahoma; Salisbury, North Carolina; King George, Virginia; Farmington, New York and Independence, Kentucky.

(o)
This portfolio consists of fourteen Family Dollar stores, located in Rice, Texas; Fort Worth, Texas; Bremond, Texas; Sardis, Georgia; McDonough, Georgia; Leesburg, Georgia; Mableton, Georgia; Macon, Georgia; Clarkston, Georgia; Columbus, Georgia; Macon, Georgia; Huber Heights, Ohio; Pacolet, South Carolina and Chaffee, Missouri.

(p)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

(q)
This portfolio consists of six Dollar General stores, located in Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin. The cap rates for the various properties ranged from 7.60% to 7.75%.

(r)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(s)	This portfolio consists of two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the years ended December 31, 2014, 2013 and 2012.

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
10/29/2014	Park Square (partial)	Brooklyn Park	MN	6,700	$1,950	$1,127	$—
6/26/2014	Gateway Square	Hinsdale	IL	39,710	10,000	3,295	—
6/16/2014	Winfield Pointe Center	Winfield	IL	19,888	2,500	(346)	—
5/16/2014	Lake Park	Michigan City	IN	114,867	3,900	—	222

Date	Property	City	State	GLA Sq. Ft.	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment
4/18/2014	Disney	Celebration	FL	166,131	25,700	7,030	—
3/11/2014	River Square	Naperville	IL	58,260	16,750	10,941	—
2/4/2014	Golf Road Plaza	Niles	IL	25,992	3,300	742	—
1/24/2014	Dominick's	Countryside	IL	62,344	3,000	1,167	—
12/23/2013	Rite-Aid	Chattanooga	TN	10,908	2,500	602	—
12/20/2013	Lansing Square (partial)	Lansing	IL	140,627	6,400	469	—
12/4/2013	Park Square (partial)	Brooklyn Park	MN	124,344	9,500	—	2,612
10/30/2013	Naper West	Naperville	IL	214,109	21,150	4,031	—
10/1/2013	Regal Showplace (partial)	Crystal Lake	IL	7,000	1,950	334	—
8/15/2013	Orland Greens	Orland Park	IL	45,031	4,700	1,162	—
7/25/2013	Eola Commons	Aurora	IL	23,080	4,382	(537)	—
7/3/2013	Berwyn Plaza	Berwyn	IL	15,726	1,700	(101)	—
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	4,100	—	369
5/14/2013	Winnetka Commons	New Hope	MN	42,415	3,800	556	—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	3,264	681	—
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	3,300	1,999	—
12/6/2012	10th Street Center	Indianapolis	IN	67,541	1,800	—	2,139
12/6/2012	Butera Market	Naperville	IL	67,632	5,700	1,749	—
10/11/2012	Hartford Plaza	Naperville	IL	43,762	4,520	1,281	—
8/1/2012	Walgreens	Jennings	MO	15,120	2,250	349	—
6/15/2012	Riverplace Center	Noblesville	IN	74,414	4,450	—	356
6/7/2012	Grand Traverse Crossings	Traverse City	MI	21,337	1,150	—	1,068

IPCC Joint Venture (a)
12/31/2014	National Net Lease VI Portfolio (b)	(b)	(b)	221,663	50,887	—	—
3/3/2014	7-Eleven Portfolio (c)	(c)	OH	29,813	31,625	—	—
1/14/2014	Discount Retail II Portfolio (d)	(d)	(d)	100,500	13,882	—	—
12/19/2013	Mariano's	Elmhurst	IL	76,236	21,863	—	—
12/1/2013	Family Dollar	Marion	IL	8,000	1,474	—	—
11/27/2013	Freedom Commons	Naperville	IL	42,218	26,463	—	—
10/30/2013	Discount Retail Portfolio (e)	(e)	(e)	88,130	12,208	—	—
10/28/2013	Mariano's Portfolio (f)	(f)	IL	142,572	54,100	—	—
8/28/2013	BJ's Wholesale Club	Gainesville	VA	76,267	17,466	—	—
8/23/2013	Dick's Sporting Goods	Cranberry Township	PA	81,780	20,951	—	—
7/23/2013	Pick N Save	Sheboygan	WI	62,138	13,302	—	—
4/30/2013	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	24,061	—	—
4/8/2013	CVS/Walgreens Portfolio (g)	(g)	(g)	55,465	26,466	—	—
2/29/2013	Walgreen's Portfolio (h)	(h)	(h)	66,359	21,807	—	—
12/28/2012	CVS/Walgreens Portfolio (i)	(i)	(i)	40,113	19,361	—	—
2/29/2012	Walgreens Portfolio (j)	(j)	(j)	85,920	36,272	—	—

				2,745,794	$545,904	$36,531	$6,766
_____________________________________

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

(b)
This portfolio includes a CVS, located in Port St. Joe, Florida; an O'Reilly Auto Parts, located in Kokomo, Indiana; a Walgreens, located in Trenton, Ohio; a BJ's Wholesale Club, located in Framingham, Massachusetts, and an Academy Sports, located in Olathe, Kansas.

(c)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

(d)
This portfolio consists of three Family Dollar stores and eight Dollar General stores, located in Cameron, Texas; Charleston, Missouri; Wausaukee, Wisconsin; Lafayette, Wisconsin; Gale, Wisconsin; Mobile, Alabama; LaGrange, Georgia; Midland City, Alabama; Woodville, Alabama; Fortson, Georgia and Warrior, Alabama.

(e)
This portfolio consists of four Family Dollar stores and six Dollar General stores, located in Cisco, Texas; Lorain, Ohio; Abilene, Texas; Colorado City, Texas; Baldwin, Wisconsin; Mercer, Wisconsin; Nekoosa, Wisconsin; Oxford, Wisconsin; Spooner, Wisconsin and Wittenberg, Wisconsin.

(f)	This portfolio consists of two Mariano's stores, located in Palatine, Illinois and Vernon Hills, Illinois.

(g)	This portfolio consists of one CVS store and three Walgreens stores, located in Nampa, Idaho; St. George, Utah; Lee’s Summit, Missouri and McPherson, Kansas.

(h)	This portfolio consists of five Walgreens stores, located in El Paso, Texas; Benton Harbor, Michigan; New Bedford, Massachusetts; Villa Park, Illinois; and Milwaukee, Wisconsin.

(i)	This portfolio includes two CVS stores and one Walgreens store, located in Newport News, Virginia; McAllen, Texas and Dunkirk, New York.

(j)	This portfolio includes six Walgreens stores, located in Normal, Illinois; Spokane, Washington; Villa Rica, Georgia; Waynesburg, Pennsylvania; Somerset, Massachusetts and Gallup, New Mexico.

The table below presents development property dispositions during the years ended December 31, 2014 and 2013. There were no development property dispositions during the year ended December 31, 2012.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)	Provision for Asset Impairment (a)

12/31/14	North Aurora Towne Center I & II	North Aurora	IL	—	1.76	$1,500	$951	$—
09/12/13	North Aurora Towne Center III	North Aurora	IL	—	66	4,000	863	—
04/05/13	Savannah Crossings	Aurora	IL	7,380	1.56	2,000	9	186

				7,380	69.32	$7,500	$1,823	$186
 ________________________________________

(a)	Amounts shown are our pro-rata share.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-Term Debt (a)	$382,767	100,385		56,426	110,084	115,872
Line of Credit Facility	190,000	—		190,000	—	—
Term Loans	250,000	—		50,000	200,000	—
Office Lease	550	550		—	—	—
Interest Expense (b) (c)	114,644	22,869	(c)	63,093	22,018	6,664
Tanglewood Pavilion (d)	20,000	—		20,000	—	—
 _____________________________________

(a)	Long-term debt includes the face value of our consolidated mortgages payable, excluding remaining unamortized mortgage premiums and discounts.

(b)
Interest expense includes interest on the face value of all consolidated debt, including mortgages payable, line of credit and term loans. Interest expense on the line of credit facility was calculated using the outstanding balance and the 1.74 percent interest rate in effect at December 31, 2014. Interest expense on the term loans was calculated using the outstanding balance and respective interest rates in effect at December 31, 2014.

(c)
Interest expense related to our Algonquin Commons property, the loans for which have matured and are subject to foreclosure litigation, is not included above. However, interest expense for the property is being accrued, at approximately $400 per month.

(d)
The joint venture agreement governing this property requires us to purchase the power center at a discount to fair market value after stabilization and after certain criteria are met. The amount in the table is what we currently expect to fund and was estimated using leases already signed for the project and expectations for additional leases to be signed prior to acquisition.

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

Tenant recoveries are primarily comprised of real estate tax and common area maintenance reimbursement income.  Real estate tax income is based on an accrual reimbursement calculated by property, based on an estimate of current year real estate taxes.  As actual real estate tax bills are received, we reconcile with our tenants and adjust prior year income estimates in the current period.  Common area maintenance income is accrued on actual common area maintenance expenses as incurred.  Annually, we reconcile with the tenants for their share of the expenses per their lease and we adjust prior year income estimates in the current period.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2014, we had not allocated any amounts to customer relationships.

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

Consolidation/Equity Method Investment Accounting Policies.  We consolidate the operations of a joint venture if we determine that we are the primary beneficiary of the joint venture, which management has determined to be a variable interest entity ("VIE") in accordance with ASC 810.  The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity.  When we consolidate a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements.

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

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net cash provided by operating activities	$82,465	69,006	68,955
Net cash used in investing activities	$(108,637)	(115,681)	(182,635)
Net cash provided by financing activities	$33,299	39,428	124,434

2014 Compared to 2013

Net cash provided by operating activities was $82,465 for the year ended December 31, 2014, as compared to $69,006 for the year ended December 31, 2013.  The increase in cash provided by operating activities is due to an improvement in property operations, which is primarily due to the consolidation of the properties that were formally owned by our joint venture with New York State Teachers' Retirement System ("NYSTRS"). See our discussion below under Results of Operations for a further explanation related to property operations.

Net cash used in investing activities was $108,637 for the year ended December 31, 2014, as compared to $115,681 for the year ended December 31, 2013.  The primary reason for the decrease in cash used in investing activities was the use of $112,658 to purchase investment properties and $30,449 in additions to investment properties during the year ended December 31, 2014, as compared to the use of $191,550 to purchase investment properties and $20,513 in additions to investment properties during the year ended December 31, 2013.  We received $60,309 in proceeds from the sale of investment properties and $46,094 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2014, as compared to the receipt of $47,398 from the sale of investment properties, $71,599 from the sale of property ownership interests and $7,841 from the sale of investment securities during the year ended December 31, 2013. Partially offsetting this decrease in cash used in investing activities, we invested $56,809 in our unconsolidated joint ventures and funded $24,750 of mortgages receivable during the year ended December 31, 2014, as compared to investing $36,439 in our unconsolidated joint ventures and funding $1,287 of mortgages receivable during the year ended December 31, 2013.

Net cash provided by financing activities was $33,299 for the year ended December 31, 2014, as compared to $39,428 during the year ended December 31, 2013.  The primary reason for the decrease in cash received from financing activities was net proceeds from all debt activities of $2,087, comprised of $95,000 in net proceeds from our line of credit and $20,000 in proceeds from our term loan, offset by a net reduction of mortgage debt by $80,416 and the repayment of convertible notes for $32,497 during the year ended December 31, 2014, as compared to net proceeds of $8,274 from all debt activities during the year ended December 31, 2013, comprised of $15,000 in net proceeds from our line of credit and $5,000 in proceeds from our term loan, offset by a net reduction of mortgage debt by $11,726.

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

Net cash provided by financing activities was $39,428 for the year ended December 31, 2013, as compared to $124,434 during the year ended December 31, 2012.  The primary reason for the decrease in cash received from financing activities was loan payoffs of $11,726, net of loan proceeds, and $5,000 in proceeds from our amended term loan during the year ended December 31, 2013, as compared to the receipt of $108,258 in loan proceeds, net of loan payoffs, and $25,000 from our amended term loan, during the year ended December 31, 2012. Partially offsetting this decrease in cash provided by financing activities was the proceeds from the issuance of shares of $104,545 and $15,000 from our unsecured line of credit facility during the year ended December 31, 2013, as compared to the proceeds of $61,555 from the issuance of shares during the year ended December 31, 2012.

Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2014, 2013 and 2012.  At December 31, 2014, we had ownership interests in 38 single-user retail properties, 48 Neighborhood Centers, 32 Community Centers, 40 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.  One metric that management uses to evaluate our overall portfolio is same store net operating income in which management analyzes the net operating income of properties that we have owned and operated for the same twelve month periods during each year. These properties are referred to herein as “same store” properties.  Property net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not a product of management, such as depreciation and interest expense.

A total of 79 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 7.1 million square feet.  In the table below, “other investment properties” includes activity from properties acquired during the years ended December 31, 2014 (including the consolidation of assets formerly in the NYSTRS joint venture), 2013 and 2012, properties disposed of during the year ended December 31, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, properties contributed to our joint ventures and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interests to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  The “same store” investment properties represent 68% of the square footage of our consolidated portfolio at December 31, 2014.  The following table presents the net operating income, broken out between “same store” and “other investment properties,” prior to straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense for the years ended December 31, 2014, 2013 and 2012 along with reconciliation to net income attributable to common stockholders, calculated in accordance with U.S. GAAP.

	Twelve months ended December 31,
	2014	2013	2012
Rental income and tenant recoveries:
"Same store" investment properties, 79 properties
Rental income	$87,651	85,600	84,744
Tenant recovery income	33,733	32,218	28,932
Other property income	1,327	1,260	1,575
"Other investment properties”
Rental income	49,742	37,471	22,706
Tenant recovery income	24,159	16,370	5,838
Other property income	645	414	357
Total property income	$197,257	173,333	144,152

Property operating expenses:
"Same store" investment properties, 79 properties
Property operating expenses	$19,004	17,209	14,272
Real estate tax expense	22,779	22,675	21,552
"Other investment properties"
Property operating expenses	11,460	6,903	3,883
Real estate tax expense	16,335	12,331	5,274
Total property operating expenses	$69,578	59,118	44,981

Property net operating income
"Same store" investment properties	$80,928	79,194	79,427
"Other investment properties"	46,751	35,021	19,744
Total property net operating income	$127,679	114,215	99,171

Other income:
Straight-line rents	$1,442	1,368	750
Amortization of lease intangibles	(208)	(165)	533
Lease termination income	145	1,957	383
Other income	1,289	1,773	3,633
Fee income from unconsolidated joint ventures	6,126	6,881	5,757
Gain from settlement of receivables	—	3,095	—
Gain (loss) on sale of investment properties, net	24,906	1,440	(105)
Gain from change in control of investment properties	—	95,378	2,420
Gain on sale of joint venture interest	1,177	1,433	766

Equity in earnings of unconsolidated joint ventures	8,762	7,893	2,875

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	(1,455)	2,721	6,346
Bad debt expense	(1,869)	(2,157)	(2,713)
Depreciation and amortization	(71,554)	(67,770)	(52,328)
General and administrative expenses	(23,225)	(20,437)	(17,552)
Interest expense	(34,591)	(34,621)	(34,903)
Provision for asset impairment	(222)	(13,235)	—
Income from continuing operations	38,402	99,769	15,033
Income from discontinued operations	707	11,910	2,659
Net income	39,109	111,679	17,692
Less: Net loss attributable to the noncontrolling interest	66	5	67
Net income attributable to Inland Real Estate Corporation	39,175	111,684	17,759
Dividends on preferred shares	(10,366)	(8,949)	(7,910)
Net income attributable to common stockholders	$28,809	102,735	9,849

On a “same store” basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2014, with the results of the same investment properties owned during the year ended December 31, 2013), property net operating income increased $1,734, with total property income increasing by $3,633 and total property operating expenses increasing $1,899.

In comparing the results of operations from the “same store” properties during the years ended December 31, 2013 and 2012, property net operating income decreased $233 with total property income increasing $3,827 and total property operating expenses increasing $4,060.

Net income attributable to common stockholders decreased $73,926 when comparing the year ended December 31, 2014 to the year ended December 31, 2013 and increased $92,886 when comparing the year ended December 31, 2013 to the year ended December 31, 2012, for the reasons explained below.

Rental income
Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $2,051 on a "same store" basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to increases in occupancy, increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods. Including "other investment properties," total rental income increased $14,322 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflecting an increase in rental income from our "other investment properties." This increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly owned by our joint venture with NYSTRS and is partially offset by loss of rental income upon disposition of investment properties.

Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $856 on a “same store” basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $15,621 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflecting an increase in rental income from our “other investment properties” during the year.  This increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS. This increase is partially offset by the impact of contributing properties to our joint venture with PGGM during 2012. These properties are deconsolidated upon contribution to the joint venture.

Tenant recovery income
Tenant recovery income increased $1,515 on a "same store" basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Including "other investment properties," total recovery income increased $9,304 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The primary reason for the increase in tenant recovery income is a corresponding increase in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally, the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated abatement periods.

Tenant recovery income increased $3,286 on a "same store" basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Including "other investment properties," total tenant recovery income increased $13,818 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The primary reason for the increase in tenant recovery income is a corresponding increase in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally, the rate at which we recover expenses has increased in connection with new leases signed during the respective periods and the end of any associated abatement periods.

Property operating expenses
Property operating expenses increased $1,795 on a "same store" basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Including "other investment properties," property operating expenses increased $6,352, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly owned by our joint venture with NYSTRS, an increase in total snow removal costs year over year and an increase in routine repair and maintenance costs.

Property operating expenses increased $2,937 on a "same store" basis and $5,957 including "other investment properties," for the year ended December 31, 2013, as compared to the year ended December 31, 2012. This increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS and an increase in total snow removal costs year over year

Real estate tax expense
Real estate tax expense increased $104 on a "same store" basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Including "other investment properties," real estate tax expense increased $4,108, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities. Additionally, the increase is due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS.

Real estate tax expense increased $1,123 on a "same store" basis, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. Including "other investment properties," real estate tax expense increased $8,180, for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The change in real estate tax expense is due to the same reason as described above.

Lease termination income
Lease termination income decreased $1,812 for the year ended December 31, 2014, as compared to the year ended December 31, 2013 and increased $1,574 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The primary reason for the fluctuation in lease termination income was the receipt of $1,950 from a tenant during the year ended December 31, 2013 to terminate its lease at Shops at Orchard Place. We executed a new lease shortly thereafter with a replacement tenant.

Other income
Other income decreased $484 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to decreased gains on sale of securities, due to the sale of all securities during the year ended December 31, 2013.

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

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures decreased $755 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease is due to decreased acquisition fees earned on sales of interest through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition price of the properties and the timing of the sales in each period. The decrease was partially offset by increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management.

Fee income from unconsolidated joint ventures increased $1,124 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The increase in fee income is due to an increase in acquisition fees earned on sales of interest through our joint venture with IPCC and increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management. These increases were partially offset by decreased management fee income after the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS.

Gain from settlement of receivables
There were no gains from settlement of receivables during the years ended December 31, 2014 or 2012.

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

In April 2012, we entered into a loan agreement with a developer of the Warsaw Commons Shopping Center. The loan agreement included a requirement that we purchase the property upon completion, at a pre-determined price. During the year ended December 31, 2013, the project was completed and we acquired the property for $11,393, subject to future earnout payments. Due to our purchase obligation, the loan fee and interest income related to the note were not reflected as income on our consolidated statements of operations and comprehensive income. The balance of the outstanding note, for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685.

Gain (loss) on sale of investment properties, net
Gain (loss) on sale of investment properties, net increased $23,466 for the year ended December 31, 2014, as compared to the year ended December 31, 2013 due to the early adoption of the new discontinued operations standard as of January 1, 2014. Gains on sale of investment properties were included in discontinued operations prior to the adoption of this new standard. Gain on sale of investment properties, net includes gains recognized in conjunction with the sale of seven investment properties and a portion of another. Accordingly, comparison to prior periods is not meaningful.

Gain from change in control of investment properties
During the years ended year ended December 31, 2013 and 2012, we recorded a gain on the change in control of investment properties in the amount of $95,378 and $2,420, respectively. No such gains were recorded during the year ended December 31, 2014.

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

During the year ended December 31, 2013, we completed the acquisition of the 50 percent ownership interest of NYSTRS in the IN Retail Fund, L.L.C. (“IN Retail”) joint venture entity. We now own 100 percent of the outstanding membership interests in IN Retail, and the assets, liabilities and results of operations of IN Retail have been included in our consolidated financial statements beginning with the June 3, 2013 acquisition date. We acquired the 50% interest of NYSTRS in IN Retail for approximately $121,100 in cash. We funded the acquisition utilizing $91,600 received from selling 9,000 shares of our common stock during the period, cash on hand and funds received from a draw on our line of credit facility. The fair value of the portfolio was determined to be approximately $396,000 and total outstanding mortgage debt of approximately $152,200, plus other related assets and liabilities. The consolidation of these properties resulted in a gain of approximately $95,378.

During the year ended December 31, 2012, we, on behalf of the joint ventures formed to develop all phases of the property known as North Aurora Towne Center, negotiated with the lender of the indebtedness secured by the property to repay the mortgage payable, which matured in July 2011, at a discount. We contributed $10,000 to the joint venture to repay the entire $30,537 outstanding mortgage, resulting in a gain on the extinguishment of debt to us in the amount of $20,537. In conjunction with this debt repayment, the joint ventures previously established to develop this property were dissolved, ownership was conveyed to us and the development property and remaining indebtedness were consolidated by us. The consolidation of this property resulted in a loss of approximately $19,494. We recorded a net gain on change in control of $1,043 related to this transaction, of which a gain of $2,356 is reflected in gain from change in control of investment properties and a loss of $1,313 is included in discontinued operations, subsequent to the sale of this land parcel during the year ended December 31, 2013.

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

Gain on sale of joint venture interest
Gain on sale of joint venture interest decreased $256 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  This is due to decreased gains on sale in connection with sales of interest in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest increased $667 for the year ended December 31, 2013, as compared to the year ended December 31, 2012.  This is due to increased gains on sale in connection with sales of interest in properties through our joint venture with IPCC.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $869 for the year ended December 31, 2014, as compared to the year ended year ended December 31, 2013. The primary reason for the increase was increased net income from properties owned through our joint venture with PGGM. Additionally, during the year ended December 31, 2013, we incurred losses from the properties in our joint venture with PineTree, prior to the dissolution of the joint venture and recorded $692, equal to our pro rata share of impairment loss through our joint venture with TMK., No such losses were not incurred during the year ended December 31, 2014. Partially offsetting this increase is the elimination of income from our joint venture with NYSTRS, upon consolidation of the properties.

Equity in earnings of unconsolidated joint ventures increased $5,018 for the year ended December 31, 2013, as compared to the year ended December 31, 2012. The primary reason for the increase was increased net income on the unconsolidated pool of properties, including the acquisitions through our joint venture with PGGM. Partially offsetting his increase is the elimination of income from our joint venture with NYSTRS, upon consolidation of the properties.

Income tax benefit (expense) of taxable REIT subsidiaries
Income tax expense of taxable REIT subsidiaries was $1,455 for the year ended December 31, 2014, as compared to an income tax benefit of $2,721 for the year ended December 31, 2013. The difference is due to income tax expense incurred through activities of our taxable REIT subsidiaries, including acquisition fees and gains on the sale of joint venture interest earned through our joint venture with IPCC and asset management and property management fees earned through our joint venture with PGGM during the current year.

Income tax benefit of taxable REIT subsidiaries was $2,721 for the year ended December 31, 2013, as compared to $6,346 for the year ended December 31, 2012. The difference was due primarily to the reversal of the deferred tax asset for asset impairments resulting from the sale of property and the change in ownership control during the periods. For tax purposes, the asset impairments were previously disallowed until the time of sale, and as a result, the impairment related to the property was included in the taxable income calculation for 2013.

Depreciation and amortization
Depreciation and amortization increased $3,784 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly owned by our joint venture with NYSTRS, tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated. Partially offsetting this increase was reduced expense upon sale of certain investment properties during the year ended December 31, 2014.

Depreciation and amortization increased $15,442 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due to depreciation expense recorded on newly acquired investment properties, including the consolidation of the properties formerly owned by our joint venture with NYSTRS, tenant improvement assets for work related to new leases and additional properties owned through our joint venture with IPCC, while they were consolidated.

General and administrative expenses
General and administrative expenses increased $2,788 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase is due primarily to an increase in payroll and related items as well as office rent and overhead, as a result of hiring additional staff for our increasing portfolio of assets under management.

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

Provision for asset impairment
During the year ended December 31, 2014, we recorded a provision for asset impairment of $222 related to the sale of Lake Park Plaza, a consolidated asset that was sold at a price below its carrying value.

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

Income from discontinued operations
Income from discontinued operations decreased $11,203 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the early adoption of the new discontinued operations standard as of January 1, 2014. Operations from and gains on sale of properties sold subsequent to January 1, 2014 that do not represent a strategic shift that has or will have a major effect on operations and financial results are no longer reflected as discontinued operations causing a decrease in what is reported in discontinued operations during the year ended December 31, 2014.

Income from discontinued operations increased $9,251 for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due in most part to lease termination fees received from certain tenants before the properties were sold and higher gains on the sale of investment properties.

Transactions with Related Parties
We pay or have paid affiliates of The Inland Real Estate Group, Inc. ("TIGI") for real estate-related brokerage services and various administrative services. These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount. TIGI, through its affiliates, beneficially owns approximately 12.5% of our outstanding common stock as of December 31, 2014. Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI. During the years ended December 31, 2014, 2013 and 2012, we paid to TIGI and/or its affiliates $2,183, $1,974, and $2,239, respectively, for these various services.  Reference is made to Note 16, “Transactions with Related Parties” to the accompanying consolidated financial statements for detail of the total amounts paid during the previous three years.  We have used, and may continue to use, these services during 2015; however, the intended level of use is being evaluated and has not yet been determined.

Effective July 1, 2014, the Company terminated its contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. The Company has hired internal staff to handle loan servicing and property tax reduction services and engaged a third party broker to handle its insurance consultation and placement services. Additionally, the Company will no longer incur investment advisor fees because it divested its securities portfolio as of December 31, 2013.

Portfolio Activity

During the year ended December 31, 2014, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio.  During the year ended December 31, 2014, we executed 29 new, 163 renewal and 49 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating 1,301,159 square feet of our consolidated portfolio.   The 29 new leases comprise 151,087 square feet with an average rental rate of $13.64 per square foot, a 15.5% increase over the average expiring rate.  The 163 renewal leases comprise 966,690 square feet with an average rental rate of $15.58 per square foot, a 10.1% increase over the average expiring rate.  The 49 non-comparable leases comprise 183,382 square feet with an average base rent of $14.10 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements. For new leases signed during the year ended December 31, 2014, the average leasing commission paid was approximately $7 per square foot and the average tenant improvement cost was approximately $20 per square foot.

The following table shows the results of our leasing activity during the year ended December 31, 2014 on the financially vacant gross leasable area in our consolidated portfolio.

Vacant GLA at January 1, 2014	722,737
New vacant space during the period	261,809
New vacant space resulting from acquisitions	13,300
Vacancies filled during the period	(372,877)
Vacant space sold	(20,561)

Vacant GLA at December 31, 2014	604,408

During 2015, 135 leases, comprising 577,068 square feet and accounting for approximately 6.2% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $14.87 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Staples recently announced a proposed merger with Office Depot. As of December 31, 2014, we had 13 locations (Office Depot, Office Max and Staples) in our consolidated portfolio and three in our unconsolidated portfolio. Subsequent to the end of the quarter, leases on two locations within our consolidated portfolio expired and the stores closed. Leases with replacement tenants have already been signed for these locations. Based on leases remaining in place at the date of this report, these tenants would account for 1.8% of annual base rent.

Subsequent to the end of the quarter, Radio Shack filed for Chapter 11 bankruptcy. The details of the bankruptcy are still evolving and we anticipate that there will be store closings. We have already been marketing some of the spaces for replacement tenants and therefore believe that the impact of Radio Shack store closings will be immaterial to our consolidated financial statements.

Occupancy as of December 31, 2014, September 30, 2014 and December 31, 2013 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

	As of December 31, 2014	As of September 30, 2014	As of December 31, 2013
Consolidated Occupancy (a)
Leased Occupancy (b)	94.8%	95.5%	94.6%
Financial Occupancy (c)	93.3%	93.8%	92.0%
Same Store Leased Occupancy (b)	94.0%	95.2%	93.8%
Same Store Financial Occupancy (c)	92.5%	93.3%	91.0%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.7%	96.9%	96.7%
Financial Occupancy (c)	93.5%	95.5%	95.9%
Same Store Leased Occupancy (b)	97.1%	97.3%	97.4%
Same Store Financial Occupancy (c)	95.4%	95.8%	96.5%

Total Occupancy (a)
Leased Occupancy (b)	95.4%	96.0%	95.2%
Financial Occupancy (c)	93.4%	94.3%	93.1%
Same Store Leased Occupancy (b)	95.0%	95.9%	95.0%
Same Store Financial Occupancy (c)	93.4%	94.1%	92.8%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.3%	95.9%	95.1%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	93.2%	94.2%	93.0%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	98.1%	99.1%	98.0%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	89.0%	88.7%	88.6%
_____________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

(c)
Financial Occupancy is defined as the percentage of total gross leasable area for which a tenant is obligated to pay rent under the terms of its lease agreement, regardless of the actual use or occupation by that tenant of the area being leased, excluding tenants in their abatement period.

(d)	Unconsolidated occupancy is calculated using 100% of the square footage of the respective properties.

(e)
Due to the occupancy fluctuations produced by the temporary ownership of the properties within this joint venture, we disclose occupancy rates excluding these properties. We believe the additional disclosure allows investors to evaluate the occupancy of the portfolio of properties we expect to own longer term.

Significant Tenants (a) (b)

The following table presents the significant retail tenants in our consolidated portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2014:

Tenant Name	Annual Base Rent	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2014
TJX Companies, Inc. (TJ Maxx-6, Marshall's-9)	$4,390	3.2%	4.5%	$7
AB Acquisitions LLC (Jewel-6)	4,052	3.0%	3.8%	39
Carmax	4,021	2.9%	1.8%	336
Roundy's (Rainbow-1, Pick 'N Save-2, Super Pick 'N Save 1)	3,975	2.9%	2.7%	—
Safeway (Dominick's Finer Foods-4) (c)	3,827	2.8%	2.6%	(2)
PetSmart	3,181	2.3%	2.2%	290
Bed Bath and Beyond (Bed, Bath & Beyond-6, Buy Buy Baby-2, World Market-1)	2,632	1.9%	2.7%	96
Ross Dress For Less	2,433	1.8%	2.4%	106

Tenant Name	Annual Base Rent	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2014
Kroger (Food 4 Less-3)	2,407	1.8%	2.0%	80
Ascena Retail Group (Justice-3, Dress Barn-8, Maurice's-7, Lane Bryant-5, Catherine's-2)	2,310	1.7%	1.4%	(76)
Dick's Sporting Goods (Dick's Sporting Goods-3, Golf Galaxy-1)	2,168	1.6%	2.2%	36
Best Buy	2,066	1.5%	1.7%	1
Office Depot (Office Depot-4, OfficeMax-4)	1,949	1.4%	1.3%	106
Supervalu, Inc. (Cub Foods-3)	1,806	1.3%	1.8%	6
The Gap (Old Navy-7, The Gap-1, The Gap Factory-1)	1,769	1.3%	1.2%	27
Retail Ventures, Inc. (DSW Warehouse-4)	1,747	1.3%	0.9%	73
The Sports Authority	1,687	1.2%	1.2%	10
Hobby Lobby	1,649	1.2%	1.0%	6
Gordmans	1,547	1.1%	1.4%	84
Michaels	1,530	1.1%	1.3%	13
Pier 1 Imports	1,513	1.1%	0.8%	20
Dollar Tree (Dollar Tree-16)	1,486	1.1%	1.5%	24
Ulta	1,456	1.1%	0.7%	50
Regal Cinemas	1,331	1.0%	0.7%	—
Total	$56,932	41.6%	43.8%	$1,332
_____________________________________

(a)	Significant tenants are tenants that represent 1% or more of our annualized base rent.

(b)	Includes ground leases in number of stores and annual base rent, ground lease square footage is excluded from GLA as we do not own that square footage.

(c)	As previously announced, Safeway has exited the Chicago market. Although certain stores have closed, the tenant is still financially obligated under their leases.

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 5, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of December 31, 2014, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fair Value Disclosures

Reference is made to Note 7, “Fair Value Disclosures” to the accompanying consolidated financial statements for a discussion of our fair value disclosures as of December 31, 2014, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest.  In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate.  Under U.S. GAAP, impairment charges reduce net income.  While impairment charges are added back in the calculation of FFO, we caution that because impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance that may be permanent.  We have adopted the NAREIT definition for computing FFO.  Recurring FFO includes adjustments to FFO for the impact of lease termination income, certain gains and non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations.  Management uses the calculation of FFO and Recurring FFO for several reasons.  Recurring FFO per weighted average common share outstanding is used in the employment agreements we have with our executives to determine a portion of incentive compensation payable to them.  Additionally, we use FFO and Recurring FFO to compare our performance to that of other REITs in our peer group.  The calculation of FFO and Recurring FFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO and Recurring FFO whereas items that are expensed reduce FFO and Recurring FFO.  Consequently, our presentation of FFO and Recurring FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO and Recurring FFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance. The following table reflects our FFO and Recurring FFO for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Net income attributable to common stockholders	$28,809	102,735	9,849
Gain on sale of investment properties	(24,449)	(10,702)	(3,864)
Gain from change in control of investment properties	—	(95,378)	(1,108)
Impairment of depreciable operating property	222	5,934	722
Equity in depreciation and amortization of unconsolidated joint ventures	18,744	18,579	24,266
Amortization on in-place lease intangibles	20,528	22,286	8,777
Amortization on leasing commissions	2,032	1,847	1,747
Depreciation, net of noncontrolling interest	48,994	45,738	44,935
Funds From Operations attributable to common stockholders	94,880	91,039	85,324

Gain from settlement of receivables	—	(3,095)	—
Lease termination income	(146)	(6,431)	(385)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(76)	(22)	(2)
Impairment loss, net of taxes:
Provision for asset impairment	—	10,468	—
Impairment of investment securities	—	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	507	—
Other non-cash adjustments	—	—	348
Provision for income taxes:
Income tax adjustments	—	(4,863)	(7,468)
Recurring Funds From Operations attributable to common stockholders	$94,658	87,701	77,817
Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.29	1.08	0.11
Funds From Operations attributable to common stockholders, per weighted average commons share - basic	$0.95	0.96	0.96
Funds From Operations attributable to common stockholders, per weighted average commons share - diluted	$0.95	0.95	0.96
Recurring Funds From Operations attributable to common stockholders, per weighted average commons share - basic and diluted	$0.95	0.92	0.87

Weighted average number of common shares outstanding, basic	99,543	95,279	89,006
Weighted average number of common shares outstanding, diluted	99,938	95,562	89,161

Distributions declared, common	$56,976	54,503	50,833
Distributions per common share	$0.57	0.57	0.57

EBITDA is defined as earnings (losses) from operations excluding: (1) interest expense; (2) income tax benefit or expenses; (3) depreciation and amortization expense; and (4) gains (loss) on non-operating property.  We believe EBITDA is useful to us and to an investor as a supplemental measure in evaluating our financial performance because it excludes expenses that we believe may not be indicative of our operating performance.  By excluding interest expense, EBITDA measures our financial performance regardless of how we finance our operations and capital structure.  By excluding depreciation and amortization expense, we believe we can more accurately assess the performance of our portfolio.  Because EBITDA is calculated before recurring cash charges such as interest expense and taxes and is not adjusted for capital expenditures or other recurring cash requirements, it does not reflect the amount of capital needed to maintain our properties nor does it reflect trends in interest costs due to changes in interest rates or increases in borrowing.  EBITDA should be considered only as a supplement to net earnings and may be calculated differently by other REITs.

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

	For the year ended December 31, 2014	For the year ended December 31, 2013	For the year ended December 31, 2012
Net income attributable to Inland Real Estate Corporation	$39,175	111,684	17,759
Gain on sale of investment properties	(24,449)	(10,702)	(3,864)
Gain on sale of development properties	(950)	(863)	—
Gain from change in control of investment properties	—	(95,378)	(1,108)
Income tax (benefit) expense of taxable REIT subsidiaries	1,455	(2,721)	(6,346)
Interest expense	34,591	34,621	34,903
Interest expense associated with discontinued operations	—	590	777
Interest expense associated with unconsolidated joint ventures	8,340	9,580	11,596
Depreciation and amortization	71,554	67,770	52,328
Depreciation and amortization associated with discontinued operations	—	2,147	3,190
Depreciation and amortization associated with unconsolidated joint ventures	18,744	18,579	24,266
EBITDA	148,460	135,307	133,501
Gain from settlement of receivables	—	(3,095)	—
Lease termination income	(146)	(6,431)	(385)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(76)	(22)	(2)
Impairment loss, net of taxes:
Provision for asset impairment	222	16,402	722
Impairment of investment securities	—	98	—
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	507	—
Other non-cash adjustments	—	—	348
Recurring EBITDA	$148,460	142,766	134,184
Total Interest Expense	$42,931	44,791	47,276
EBITDA: Interest Expense Coverage Ratio	3.5 x	3.0 x	2.8 x
Recurring EBITDA: Interest Expense Coverage Ratio	3.5 x	3.2 x	2.8 x

Pro Rata Consolidated Information
These schedules present certain Non-GAAP pro-rata consolidated information as of and for the twelve months ended December 31, 2014. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance, size and operating metrics to those of other REITs in our peer group. The Company believes this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information

	At December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,519,604	(325)	364,463	2,062	12,790	1,898,594
Total assets	1,572,951	(1,886)	251,697	2,455	7,640	1,832,857
Mortgages payable	384,769	—	168,689	—	6,267	559,725
Total liabilities	949,775	19	196,082	1,607	6,823	1,154,306

	At December 31, 2013
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,533,870	—	306,434	2,062	13,261	1,855,627
Total assets	1,529,937	(2,249)	250,224	2,460	9,928	1,790,300
Mortgages payable	497,832	—	163,630	—	9,295	670,757
Total liabilities	974,468	27	192,660	1,613	9,360	1,178,128

	For the twelve months ended December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$204,762	—	49,526	—	1,498	255,786
Total expenses	166,448	(66)	35,320	5	904	202,611
Operating income (loss)	38,314	66	14,206	(5)	594	53,175

	For the twelve months ended December 31, 2013
	GAAP Reported	Noncontrolling Interest	IN Retail Fund LLC (NYSTRS) (a)	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$183,374	—	9,510	41,607	37	2,313	236,841
Total expenses	162,717	47	6,569	29,906	975	1,305	201,519
Operating income (loss)	20,657	(47)	2,941	11,701	(938)	1,008	35,322
_____________________________________

(a)	Includes results through the June 3, 2013 acquisition date.

Impact of Recent Accounting Principles

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. This standard is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and requires prospective application. Early adoption is permitted, but only for disposals, or classifications as held for sale, that have not been reported as discontinued operations in the financial statements previously issued or available to be issued. The Company adopted this standard effective January 1, 2014 and therefore, investment properties that were sold during the year ended December 31,

2014 have not been classified as discontinued operations in the accompanying consolidated financial statements, as these sales do not represent a strategic shift in the Company's business plan or primary markets.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The Company does not expect adoption of this ASU to have a material impact in its consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized. As of December 31, 2014, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2019 and thereafter and weighted average interest rates for the debt maturing in each specified period. The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2015 (a)	2016	2017	2018		2019		Thereafter	Total		Fair Value (b)
Fixed rate debt	$100,385	9,265	46,473	688		39,385		186,571	382,767	(c)	407,692
Weighted average interest rate	5.45%	5.00%	5.05%	—%		4.42%		5.25%	5.18%		—
Variable rate debt	$—	—	—	240,000	(d) (e)	200,000	(f)	—	440,000	(c)	440,163
Weighted average interest rate	—%	—%	—%	2.10%		1.64%		—%	1.89%		—

Total	$100,385	9,265	46,473	240,688		239,385		186,571	822,767		847,855

(a)
Approximately $100,385 of our mortgages payable, including required monthly principal amortization, matures prior to the end of 2015. Included in the debt maturing in 2015 is outstanding principal of approximately $90,247, secured by our Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties. We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
The total debt above reflects the total principal amount outstanding. The consolidated balance sheets at December 31, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,002.

(d)
Included in the debt maturing during 2018 is our unsecured line of credit facility, totaling $190,000. We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio. As of December 31, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.74%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2014, we were in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2014, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2014, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2019 is our $200,000 term loan which matures in July 2019. We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of December 31, 2014, the weighted average interest rate on the term loan was 1.64%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2014, we were in compliance with these financial covenants.

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

At December 31, 2014, approximately $440,000, or 53%, of our debt bore interest at variable rates, with a weighted average rate of 1.89% per annum.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $4,400 and $3,662 for the years ended December 31, 2014 and 2013, respectively.

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
We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation (the Company) and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Inland Real Estate Corporation:
We have audited Inland Real Estate Corporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Inland Real Estate Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation and subsidiaries as of December 31, 2014 and 2013, the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related financial statement schedule III, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
February 27, 2015

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2014 and 2013
(In thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets:
Investment properties:
Land	$385,432	387,010
Construction in progress	23,812	16,856
Building and improvements	1,110,360	1,130,004
Total Investment Properties	1,519,604	1,533,870
Less accumulated depreciation	338,141	327,684
Net investment properties	1,181,463	1,206,186

Cash and cash equivalents	18,385	11,258
Accounts receivable, net	38,211	37,155
Mortgages receivable	24,750	—
Investment in and advances to unconsolidated joint ventures	170,720	119,476
Acquired lease intangibles, net	85,858	103,576
Deferred costs, net	18,674	19,638
Other assets	34,890	32,648
Total assets	$1,572,951	1,529,937

Liabilities:
Accounts payable and accrued expenses	$56,188	57,132
Acquired below market lease intangibles, net	41,108	43,191
Distributions payable	5,420	5,110
Mortgages payable	384,769	497,832
Unsecured credit facilities	440,000	325,000
Convertible notes	—	28,790
Other liabilities	22,290	17,413
Total liabilities	949,775	974,468
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized:
8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,400 issued and outstanding at December 31, 2014 and 2013, respectively.	110,000	110,000
6.95% Series B Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,000 issued and outstanding at December 31, 2014 and none issued and outstanding at December 31, 2013	100,000	—
Common stock, $0.01 par value, 500,000 shares authorized; 100,151 and 99,721 Shares issued and outstanding at December 31, 2014 and 2013, respectively	1,002	997
Additional paid-in capital (net of offering costs of $78,372 and $74,749 at December 31, 2014 and 2013, respectively)	874,154	877,328
Accumulated distributions in excess of net income	(456,120)	(427,953)
Accumulated other comprehensive loss	(6,338)	(4,904)
Total stockholders’ equity	622,698	555,468
Noncontrolling interest	478	1
Total equity	623,176	555,469
Total liabilities and equity	$1,572,951	1,529,937

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2014, 2013 and 2012
(In thousands except per share data)

	2014	2013	2012
Revenues
Rental income	$138,627	124,274	108,733
Tenant recoveries	57,892	48,588	34,770
Other property income	2,117	3,631	2,315
Fee income from unconsolidated joint ventures	6,126	6,881	5,757
Total revenues	204,762	183,374	151,575

Expenses:
Property operating expenses	32,333	26,269	20,868
Real estate tax expense	39,114	35,006	26,826
Depreciation and amortization	71,554	67,770	52,328
Provision for asset impairment	222	13,235	—
General and administrative expenses	23,225	20,437	17,552
Total expenses	166,448	162,717	117,574

Operating income	38,314	20,657	34,001
Other income	1,289	1,773	3,633
Gain from settlement of receivables	—	3,095	—
Gain (loss) on sale of investment properties, net	24,906	1,440	(105)
Gain from change in control of investment properties	—	95,378	2,420
Gain on sale of joint venture interest	1,177	1,433	766
Interest expense	(34,591)	(34,621)	(34,903)
Income before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	31,095	89,155	5,812

Income tax benefit (expense) of taxable REIT subsidiaries	(1,455)	2,721	6,346
Equity in earnings of unconsolidated joint ventures	8,762	7,893	2,875
Income from continuing operations	38,402	99,769	15,033

Income from discontinued operations	707	11,910	2,659
Net income	39,109	111,679	17,692

Less: Net loss attributable to the noncontrolling interest	66	5	67
Net income attributable to Inland Real Estate Corporation	39,175	111,684	17,759

Dividends on preferred shares	(10,366)	(8,949)	(7,910)
Net income attributable to common stockholders	$28,809	102,735	9,849
Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.28	0.95	0.08
Income from discontinued operations	0.01	0.13	0.03
Net income attributable to common stockholders per weighted average common share — basic	0.29	1.08	0.11

Weighted average number of common shares outstanding — basic	99,543	95,279	89,006

Income from continuing operations	$0.28	0.95	0.08
Income from discontinued operations	0.01	0.12	0.03
Net income attributable to common stockholders per weighted average common share — diluted	0.29	1.08	0.11

Weighted average number of common shares outstanding — diluted	99,938	95,562	89,161

Comprehensive income:
Net income attributable to common stockholders	$28,809	102,735	9,849
Unrealized loss on investment securities	—	(762)	(234)
Unrealized gain (loss) on derivative instruments	(1,434)	5,127	(1,635)
Comprehensive income	$27,375	107,100	7,980

Note: Basic and diluted Earnings Per Share may not foot due to rounding.

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the years ended December 31, 2014, 2013 and 2012
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2011	2,000	$50,000	88,992	$890	$783,211	$(435,201)	$(7,400)	$391,500	$(1,087)	$390,413
Issuance of preferred stock	2,400	60,000	—	—	938	—	—	60,938	—	60,938
Issuance of common stock, including DRP	—	—	225	2	3,091	—	—	3,093	—	3,093
Exercise of stock options	—	—	1	—	7	—	—	7	—	7
Deferred stock compensation, net	—	—	148	2	(655)	—	—	(653)	—	(653)
Amortization of debt issue costs	—	—	—	—	32	—	—	32	—	32
Offering costs	—	—	—	—	(2,485)	—	—	(2,485)	—	(2,485)
Net income	—	—	—	—	—	17,759	—	17,759	(67)	17,692
Dividends on preferred shares	—	—	—	—	—	(7,910)	—	(7,910)	—	(7,910)
Distributions declared, common	—	—	—	—	—	(50,833)	—	(50,833)	—	(50,833)
Unrealized loss on investment securities	—	—	—	—	—	—	(234)	(234)	—	(234)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(1,635)	(1,635)	—	(1,635)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(7,442)	(7,442)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	9,220	9,220
Balance December 31, 2012	4,400	110,000	89,366	894	784,139	(476,185)	(9,269)	409,579	624	410,203
Issuance of common stock, including DRP	—	—	10,178	101	108,877	—	—	108,978	—	108,978
Exercise of stock options	—	—	10	—	78	—	—	78	—	78
Deferred stock compensation, net	—	—	167	2	(729)	—	—	(727)	—	(727)
Amortization of debt issue costs	—	—	—	—	31	—	—	31	—	31
Offering costs	—	—	—	—	(4,511)	—	—	(4,511)	—	(4,511)
Net income	—	—	—	—	—	111,684	—	111,684	(5)	111,679
Dividends on preferred shares	—	—	—	—	—	(8,949)	—	(8,949)	—	(8,949)
Distributions declared, common	—	—	—	—	—	(54,503)	—	(54,503)	—	(54,503)
Unrealized loss on investment securities	—	—	—	—	—	—	(762)	(762)	—	(762)
Unrealized gain on derivative instruments	—	—	—	—	—	—	5,127	5,127	—	5,127
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9,733)	(9,733)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	7,199	7,199
Purchase of noncontrolling interest	—	—	—	—	(10,557)	—	—	(10,557)	1,916	(8,641)
Balance December 31, 2013	4,400	110,000	99,721	997	877,328	(427,953)	(4,904)	555,468	1	555,469
Issuance of preferred stock	4,000	100,000	—	—	—	—	—	100,000	—	100,000
Issuance of common stock, including DRP	—	—	208	3	4,429	—	—	4,432	—	4,432
Exercise of stock options	—	—	7	—	56	—	—	56	—	56
Deferred stock compensation, net	—	—	215	2	(783)	—	—	(781)	—	(781)
Amortization of debt issue costs	—	—	—	—	28	—	—	28	—	28
Premium paid on conversion of Convertible Notes	—	—	—	—	(3,281)			(3,281)		(3,281)
Offering costs	—	—	—	—	(3,623)	—	—	(3,623)	—	(3,623)
Net income	—	—	—	—	—	39,175	—	39,175	(66)	39,109
Dividends on preferred shares	—	—	—	—	—	(10,366)	—	(10,366)	—	(10,366)
Distributions declared, common	—	—	—	—	—	(56,976)	—	(56,976)	—	(56,976)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(1,434)	(1,434)	—	(1,434)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(14)	(14)
Contributions to noncontrolling interest	—	—	—	—	—	—	—	—	557	557
Balance December 31, 2014	8,400	$210,000	100,151	$1,002	$874,154	$(456,120)	$(6,338)	$622,698	$478	$623,176
The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2014, 2013, and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$39,109	111,679	17,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	222	16,217	722
Depreciation and amortization	72,039	70,526	56,087
Amortization of deferred stock compensation	(781)	(727)	(655)
Amortization on acquired above/below market leases and lease inducements	256	262	(533)
Gain on sale of investment properties	(25,399)	(11,557)	(3,356)
Gain from change in control of investment properties	—	(95,378)	(1,108)
Impairment of investment securities	—	98	—
Gain from settlement of receivables	—	(3,095)	—
Realized gain on investment securities, net	—	(991)	(1,401)
Equity in earnings of unconsolidated ventures	(8,762)	(7,893)	(2,875)
Gain on sale of joint venture interest	(1,177)	(1,433)	(766)
Straight line rent	(1,519)	(1,322)	(910)
Amortization of loan fees	2,884	1,598	3,042
Amortization of debt premium/discount, net	(596)	(256)	464
Distributions from unconsolidated joint ventures	—	—	414
Changes in assets and liabilities:
Restricted cash	123	50	1,332
Accounts receivable and other assets, net	7,121	68	(10,334)
Accounts payable and accrued expenses	2,098	(7,647)	10,711
Prepaid rents and other liabilities	(3,153)	(1,193)	429
Net cash provided by operating activities	82,465	69,006	68,955

Cash flows from investing activities:
Restricted cash	(2,973)	(4,924)	2,431
Proceeds from sale of interest in joint venture, net	46,094	71,599	29,853
Purchase of investment securities	—	—	(2,739)
Sale of investment securities	—	7,841	7,270
Purchase of investment properties	(112,658)	(191,550)	(242,711)
Additions to investment properties, net of accrued additions	(30,449)	(20,513)	(24,447)
Proceeds from sale of investment properties, net	60,309	47,398	43,596
Proceeds from land condemnation	—	167	133
Distributions from unconsolidated joint ventures	15,189	15,066	34,942
Investment in unconsolidated joint ventures	(56,809)	(36,439)	(15,364)
Funding of mortgages and notes receivable	(24,750)	(1,287)	(12,955)
Repayments of mortgages receivable	—	—	515
Payment of leasing fees	(2,590)	(3,039)	(3,159)
Net cash used in investing activities	(108,637)	(115,681)	(182,635)

Cash flows from financing activities:
Issuance of shares, net of offering costs	100,865	104,545	61,555
Purchase of noncontrolling interest, net	—	(8,641)	—
Loan proceeds	29,739	21,840	144,873
Payoff of debt	(110,155)	(33,566)	(36,615)
Proceeds from term loan	20,000	5,000	25,000
Proceeds from the unsecured line of credit facility	307,000	155,000	177,000
Repayments on the unsecured line of credit facility	(212,000)	(140,000)	(177,000)
Repayments on convertible notes	(32,497)	—	—
Loan fees	(2,015)	(326)	(3,100)
Distributions paid	(67,032)	(62,948)	(58,534)
Distributions to noncontrolling interest	—	(351)	(7,442)
Contributions from noncontrolling interest	557	100	100
Margin loan payable	—	—	(1,403)
Payment of earnout liability	(1,163)	(1,225)	—
Net cash provided by financing activities	33,299	39,428	124,434

Net increase (decrease) in cash and cash equivalents	7,127	(7,247)	10,754
Cash and cash equivalents at beginning of year	11,258	18,505	7,751
Cash and cash equivalents at end of year	$18,385	11,258	18,505

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$27,549	26,102	27,481

Non-cash accrued additions to investment properties	$2,231	(1,534)	1,986

Non-cash distributions to noncontrolling interests	$(14)	(9,382)	(9,120)

Non-cash contributions from noncontrolling interests	$—	7,099	9,120

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

(1)    Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located throughout the Central and Southeastern United States. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. ("ICPM") and Inland TRS Property Management, Inc., the Company manages all properties it owns interests in and properties for certain third parties and related parties.

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

In instances where the Company is not the primary beneficiary of a VIE the Company uses the equity method of accounting.  Under the equity method, the operations of a joint venture are not consolidated with the Company’s operations.  Instead, the Company’s share of operations is reflected as equity in earnings of unconsolidated joint ventures on the consolidated statements of operations and comprehensive income.  Additionally, the Company’s net investment in the joint venture is reflected as investment in and advances to joint venture as an asset on the consolidated balance sheets.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan, which approximate the effective interest method.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $7,383 and $8,100 for the years ended December 31, 2014 and 2013, respectively.

Mortgage premiums and discounts are amortized as an adjustment to interest expense over the terms of the respective mortgages payable. The unamortized mortgage premiums and discounts are included in mortgages payable on the accompanying consolidated balance sheets.

Acquisition and Disposition of Investment Properties
The Company expenses acquisition costs for investment property acquisitions accounted for as business combinations.

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

Amortization pertaining to the above market lease intangibles of $3,292, $3,203 and $1,313 was recorded as a reduction to rental income for the years ended December 31, 2014, 2013 and 2012, respectively.  Amortization pertaining to the below market lease intangibles of $3,080, $2,987 and $1,880 was recorded as an increase to rental income for the years ended December 31, 2014, 2013 and 2012, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $20,528, $22,155 and $8,744 for the years ended December 31, 2014, 2013 and 2012, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles are presented net of accumulated amortization of $39,647 and $32,982 for the years ended December 31, 2014 and 2013, respectively and acquired below market lease intangibles are net of accumulated amortization of $7,143 and $5,859 for the years ended December 31, 2014 and 2013, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below Market Lease Intangibles	Amortization of In Place Lease Intangibles	Total
2015	$2,974	(2,669)	13,366	13,671
2016	2,480	(2,555)	10,041	9,966
2017	2,259	(2,499)	9,041	8,801
2018	1,584	(2,393)	6,785	5,976
2019	999	(2,366)	4,928	3,561
Thereafter	2,236	(28,625)	29,165	2,776
Total	$12,532	(41,107)	73,326	44,751

In determining whether to classify an asset as held for sale, first the Company considers whether the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. Next, the Company considers whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the asset is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

The Company accounts for dispositions in accordance with guidance over real estate sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Prior to January 1, 2014, the Company recorded dispositions as discontinued operations in accordance with applicable guidance. Subsequent to January 1, 2014, only those sales that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results would be reflected as discontinued operations. No property dispositions during the year ended December 31, 2014 were recorded as discontinued operations.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

During the years ended December 31, 2014, 2013 and 2012, the Company recorded $222, $5,748 and $722 respectively of impairment charges related to six consolidated investment properties; Lake Park, Cub Foods located in Buffalo Grove, Illinois, Park Square, Riverplace Center, Grand Traverse Crossing and 10th Street Center located in Indianapolis, Indiana.  The Company had explored the disposition of these properties and determined that due to the decrease in its estimated hold period, the expected undiscounted cash flows related to these properties no longer supported their current carrying values.  For each property, a letter of intent or contract for sale had been signed, at a price below the properties current carrying value, indicating a reduction in the property’s carrying value.  Therefore, the Company wrote these properties down to their fair value.

Convertible Notes
The Company accounted for its convertible notes by separately accounting for the debt and equity components of the notes.  The value assigned to the debt component was the estimated fair value of a similar bond without the conversion feature, which resulted in the debt being recorded at a discount. The debt was subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflected the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the convertible notes.  The debt component was recorded at its fair value, which reflected an unamortized debt discount.  The total principal amount outstanding was $29,215 as of December 31, 2013. During the year ended December 31, 2014, in accordance with the Company's right to redeem the notes, all of the notes were repaid with a payment of $32,497, which included the conversion premium of $3,281. The fair value of the debt was equal to the carrying value at the time of the redemption, and as a result, the conversion premium was recorded as a reduction to additional paid in capital.

Fair Value Measurements
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s debt is estimated to be $440,163 for debt which bears interest at variable rates and $407,692 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

Offering Costs
Offering costs are offset against the Stockholders’ equity accounts.  Offering costs consist principally of printing, legal, selling and registration costs.

Accounts, Mortgages and Notes Receivable
The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company has reason to believe will be uncollectable, including amounts relating to straight-line rent receivables.  As of December 31, 2014 and 2013, the Company had recorded approximately $5,703 and $5,592, respectively, as an allowance for uncollectable accounts on the accompanying consolidated balance sheets.

A mortgage or note receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2014, the Company had mortgages receivable of $24,750. The Company had no outstanding mortgages receivable at December 31, 2013.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

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

Recent Accounting Principles

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard requires the disposal of a component of an entity or a group of components of an entity to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results. This standard is effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014 and requires prospective application. Early adoption is permitted, but only for disposals, or classifications as held for sale, that have not been reported as discontinued operations in the financial statements previously issued or available to be issued. The Company adopted this standard effective January 1, 2014 and therefore, investment properties that were sold during the year ended December 31, 2014 have not been classified as discontinued operations in the accompanying consolidated financial statements, as these sales do not represent a strategic shift in the Company's business plan or primary markets.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The Company does not expect adoption of this ASU to have a material impact in its consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
01/01/14	CVS (a) (b)	Port St. Joe	FL	13,225	$4,303
01/01/14	O'Reilly (a) (b)	Kokomo	IN	7,210	1,475
01/02/14	Walgreens (a) (b)	Trenton	OH	14,820	4,462
02/12/14	BJ's Wholesale Club (a) (b)	Framingham	MA	114,481	26,500
02/26/14	Academy Sports (a) (b)	Olathe	KS	71,927	11,024
03/19/14	Mountain View Square (a) (b)	Wausau	WI	86,584	11,425
03/27/14	Mokena Marketplace	Mokena	IL	49,058	13,737
10/02/14	Prairie Crossings Shopping Center	Frankfort	IL	109,079	24,663
10/14/14	Family Dollar Portfolio (a) (b)	Various	Various	97,076	17,990
10/14/14	Family Dollar Portfolio (a) (b)	Various	Various	113,788	21,906

	Total			677,248	$137,485
 ________________________________________

(a)	Acquired through the Company's joint venture with IPCC.

(b)	These properties were deconsolidated during the year ended December 31, 2014 as a result of sales of ownership interests to investors.
During the year ended December 31, 2014, consistent with the Company's growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition. The Company acquired 100% of the beneficial interests of each property.

The following table presents certain additional information regarding the Company's acquisitions during the year ended December 31, 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
CVS (a)	$890	2,824	589	—
O'Reilly (a)	244	976	255	—
Walgreens (a)	1,064	3,191	207	—
BJ's Wholesale Club (a)	6,700	17,180	2,620	—
Academy Sports (a)	1,696	6,944	2,468	(84)
Mountain View Square (a)	3,863	7,208	1,813	(1,459)
Mokena Marketplace	6,321	5,009	2,528	(121)
Prairie Crossings Shopping Center	4,439	17,407	3,817	(1,000)
Family Dollar Portfolio (a) (b)	3,444	14,546	—	—
Family Dollar Portfolio (a) (c)	3,435	18,471	—	—

Total	$32,096	93,756	14,297	(2,664)
_____________________________________

(a)	Acquired through the Company's joint venture with IPCC.

(b)
The portfolio includes twelve properties leased to Family Dollar. Due to the very short time these properties were consolidated, the Company did not allocate the purchase price to intangible assets because the calculation was deemed immaterial to the consolidated financial statements.

(c)
The portfolio includes fourteen properties leased to Family Dollar. Due to the very short time these properties were consolidated, the Company did not allocate the purchase price to intangible assets because the calculation was deemed immaterial to the consolidated financial statements.

The Company has not included pro forma financial information related to the above properties acquired during the year ended December 31, 2014. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to DST investors at which point, they become unconsolidated. The Company acquired Mokena Marketplace with the intention to sell a portion of the center in the near term. The Company acquired Prairie Crossings Shopping Center with the intention of holding the property long-term. However, the Company believes pro forma financial information for these two properties are immaterial to the consolidated financial statements as of and for the year ended December 31, 2014.

(3)    Discontinued Operations

Prior to the adoption of the discontinued operations standard on January 1, 2014, if the Company determined that an investment property met the criteria to be classified as held for sale, it suspended depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

relationship values.  The assets and liabilities associated with those assets were classified separately on the consolidated balance sheets for the most recent reporting period.  Subsequent to the adoption, this would only apply if the disposal represented a strategic shift that would have a major effect on the Company's operations and financial results. As of December 31, 2014, there were no properties classified as held for sale.

During the years ended December 31, 2013 and 2012, the Company sold a total of fifteen investment properties and portions of three investment properties.  The following table summarizes the properties sold, date of sale, indebtedness repaid, if any, approximate cash received (paid) net of closing costs, gain (loss) on sale, whether the sale qualified as part of a tax deferred exchange and applicable asset impairments.

Property Name	Date of Sale	Indebtedness repaid	Cash Received (Paid) net of closing costs	Gain (loss) on Sale	Tax Deferred Exchange	Provision for Asset Impairment
Grand Traverse Crossings	June 7, 2012	$—	$1,018	$—	No	$1,068
Riverplace Center	June 15, 2012	—	4,067	—	No	356
Walgreens - Jennings, MO	August 1, 2012	—	2,134	349	No	—
Hartford Plaza	October 9, 2012	—	4,180	1,281	Yes	—
Butera Market	December 6, 2012	—	5,563	1,749	Yes	—
10th Street Center	December 6, 2012	—	1,510	—	No	2,139
Quarry Outlot	February 20, 2013	—	3,081	1,999	No	—
Oak Lawn Town Center	March 5, 2013	—	3,005	681	No	—
Winnetka Commons	May 14, 2013	—	3,573	556	No	—
Cub Foods - Buffalo Grove	May 31, 2013	3,838	2,241	—	No	369
Berwyn Plaza	July 3, 2013	—	1,448	(101)	No	—
Eola Commons	July 25, 2013	—	4,111	(537)	No	—
Orland Greens	August 15, 2013	—	4,429	1,162	No	—
Regal Showplace (partial)	October 1, 2013	—	1,838	334	No	—
Naper West	October 30, 2013	—	20,140	4,031	No	—
Park Square (partial)	December 4, 2013	10,000	(868)	—	No	2,612
Lansing Square (partial)	December 20, 2013	—	5,052	469	No	—
Rite-Aid	December 23, 2013	—	2,379	602	No	—

For the years ended December 31, 2014, 2013 and 2012, the Company has recorded income from discontinued operations, related to properties sold prior to January 1, 2014, of $707, $11,910 and $2,659, respectively, including gains on sale of $493, $9,196 and $3,379, respectively.  Two investment properties sold during the year ended December 31, 2013 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $2,981 was recorded during the year ended December 31, 2013. Three investment properties sold during the year ended December 31, 2012 were sold at prices below their current carrying value and as a result, a provision for asset impairment totaling $722 was recorded during the year ended December 31, 2012. Also included in the table above, under provision for asset impairment, is $2,841 recorded during the year ended December 31, 2011, at the time the impairment was estimated.

(4)    Mortgages and Notes Receivable

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provided construction financing to the developer to complete the development of 87,826 square feet of rentable space.  The loan accrued interest at a rate of 7.0% per annum and was added to the balance of the loan on a monthly basis until the interest reserve was met, at which point the borrower began making cash payments.  The maximum loan amount under the agreement was $11.545.  The total outstanding balance, plus accrued interest was due upon the May 31, 2013 maturity date.  In conjunction with this loan agreement, the Company earned a fee of $115, equal to 1.0% of the maximum allowed under the loan. Total interest income earned during the years ended December 31, 2013 and 2012 was $234 and $335, respectively.  Upon completion of the development, the Company had the obligation to acquire the property at a pre-determined price, expected to be approximately $13,000. Due to the Company's purchase obligation, the loan fee and interest income earned have not been reflected as income in the accompanying consolidated statements of operations and comprehensive income.

On April 24, 2013, the Company acquired title to the Warsaw Commons Shopping Center for a price of $11,393, subject to future earnout payments. Future earnout payments are estimated to be approximately $1,800, of which approximately $1,539 has already been paid. The balance of the outstanding note was $10,957, and for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685 during the year ended December 31, 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

In May 2012, the Company, through its taxable REIT subsidiary, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The taxable REIT subsidiary acquired for $1,800, the $3,720 note encumbering the Winfield Pointe Shopping Center, located in Winfield, Illinois and acquired for $2,169, the $4,500 note encumbering the Eola Commons Shopping Center located in Aurora, Illinois.  During the year ended December 31, 2012, the taxable REIT subsidiary received a cash distribution of $550 from funds held by the current receiver, which was recorded as interest income in the accompanying consolidated statements of operations and comprehensive income. The taxable REIT subsidiary obtained title to each of these properties through foreclosure proceedings during the year ended December 31, 2013

Upon the April 17, 2013 ownership transfer, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. Consolidating the two properties upon acquisition resulted in a gain of $2,410.

On July 25, 2013, the taxable REIT subsidiary sold the Eola Commons Shopping Center, and on June 16, 2014 sold the Winfield Pointe Shopping Center.

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a third party for a principal sum of $24,750. The property commonly known as Clybourn Galleria, located in Chicago, Illinois is the collateral for this note. The note accrues interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015.

(5)    Joint Ventures

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

The consolidated results of the Company include the accounts of Inland Ryan LLC, IRC-IREX Venture II, LLC, while the properties are consolidated, IRC-MAB Southeast, LLC and Tanglewood Parkway Elizabeth City, LLC, all of which are VIE's for which the Company is the primary beneficiary.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity.  Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2013, the Company repurchased the remaining outstanding membership units of Inland Ryan LLC for $8,641, resulting in the Company owning 100% of Inland Ryan LLC.

Joint Venture with IPCC (IRC-IREX Venture II, LLC)

In January 2013, Inland Exchange Venture LLC (“IEV LLC”) (formerly known as Inland Exchange Venture Corporation) a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with IPCC, a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”), through December 31, 2014 to continue the joint venture relationship that began in 2006 and to change the fee structure. The joint venture partners are currently in negotiations to extend the joint venture agreement. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEV LLC.  These offerings are structured to sell Delaware Statutory Trust ("DST") interests in the identified property.  IEV LLC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

providing these services to the joint venture.  The Company will continue to earn asset management, property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the years ended December 31, 2014 and 2013, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	December 31, 2014	December 31, 2013
Investment properties	$(92,675)	(177,949)
Acquired lease intangibles	(7,952)	(27,013)
Below market lease intangibles	1,543	5,347
Mortgages payable	53,727	126,153
Net change to investment in and advances to unconsolidated joint ventures	$(45,357)	(73,462)

During the years ended December 31, 2014, 2013 and 2012, the joint venture with IPCC acquired thirty-two, thirty and twenty-four investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $1,177, $1,433 and $766 for the years ended December 31, 2014, 2013 and 2012, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with MAB (IRC-MAB Southeast, LLC)

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company is required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it was the primary beneficiary of this VIE. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of December 31, 2014, there were no acquisitions through this joint venture, however, the joint venture has three sites under contract, with closings anticipated during 2015.

Joint Venture with Thompson Thrift Development, Inc. (Tanglewood Parkway Elizabeth City, LLC)

In September 2014, the Company entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that will be located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. ("TTDI"). The joint venture acquired the vacant land for $850. Construction has started and the joint venture anticipates delivery to tenants to begin in the latter half of 2015. The Company will provide 90% of the equity required to fund approved project costs, while TTDI will be responsible for the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that the Company is required to purchase the power center at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it was the primary beneficiary of this VIE.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets as of December 31, 2014. There were no material consolidated VIE assets and liabilities as of December 31, 2013.  The assets in the table below include only those assets that can be used to settle obligations of

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$3,245
Other assets	4,667
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$7,912

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$—
Other liabilities	52

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$52

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2014	Investment in and advances to unconsolidated joint ventures at December 31, 2014	Investment in and advances to unconsolidated joint ventures at December 31, 2013
INP Retail LP (a)	55%	163,305	112,141
Oak Property and Casualty	20%	1,308	1,522
TMK/Inland Aurora Venture LLC (b)	40%	(302)	(283)
IRC/IREX Venture II LLC (c)	(d)	6,409	6,096
Investment in and advances to unconsolidated joint ventures		$170,720	119,476
 _____________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in joint venture balance represents the Company's share of the Delaware Statutory Trust ("DST") interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interest to outside investors.

The unconsolidated joint ventures had total outstanding debt in the amount of $330,020 (total debt, not the Company’s pro rata share) at December 31, 2014 that matures as follows:

Joint Venture Entity	2015	2016	2017	2018	2019	Thereafter	Total
INP Retail LP (a) (b)	23,749	13,335	26,198	10,387	43,815	187,024	304,508
IRC/IREX Venture II LLC	—	—	—	—	—	25,512	25,512
Total unconsolidated joint venture debt (a)	$23,749	13,335	26,198	10,387	43,815	212,536	330,020
_____________________________________

(a)
The total debt above reflects the total principal amount outstanding. The unconsolidated joint ventures' balance sheets as of December 31, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,201.

(b)
Includes the mortgages payable for Evergreen Promenade and Pulaski Promenade. Amounts are not included in Joint Venture Financial Information because INP Retail LP accounts for its Evergreen Promenade and Pulaski Promenade joint venture under the equity method of accounting.

INP Retail LP has guaranteed approximately $3,805 of the loans encumbering Evergreen Promenade and Pulaski Promenade. The guarantees are in effect for the entire term of the loans as set forth in the loan documents. INP Retail LP is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived. The Company's pro rata share of the outstanding guarantee is approximately $1,779. The Company is required to estimate the fair value of the guarantees and, if material, record a corresponding liability. The Company has determined that the fair value of the guarantee is immaterial as of December 31, 2014 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

The Company earns fees for providing asset management, property management, leasing and acquisition activities to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the years ended December 31, 2014, 2013 and 2012 are reflected in the table below.

Joint Venture with:	December 31, 2014	December 31, 2013	December 31, 2012
PGGM	$2,755	2,343	1,966
IPCC	3,371	4,145	2,646
NYSTRS	—	390	1,133
Other	—	3	12
Fee income from unconsolidated joint ventures	$6,126	6,881	5,757

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

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $2,067, $2,690 and $3,478, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the joint venture agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The Company's maximum total contribution is approximately $281,000 and PGGM's maximum total equity contribution is approximately $230,000.

As of December 31, 2014, the joint venture has acquired a total of approximately $762,000 of retail assets, including those properties contributed by the Company. As of December 31, 2014, PGGM's remaining maximum potential equity contribution was approximately $19,488 and the Company's was approximately $23,819.

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

In June 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC ("IBT"). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and completed construction of the approximately 92,500 square foot shopping center as of December 31, 2014. Evergreen Promenade is 96% leased to national retailers, Mariano's, who is expected to open in early 2015, and PetSmart who opened during the fourth quarter of 2014. Management determined that this newly created venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM will account for this new venture using the equity method of accounting.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

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

Joint Venture with NYSTRS

On June 3, 2013, the Company completed the acquisition of the 50% ownership interest of NYSTRS in the joint venture entity. The Company acquired the 50% interest of NYSTRS in the joint venture for approximately $121,100 in cash. The Company funded the acquisition utilizing $91,600 received from selling 9,000 shares of its common stock during the period, cash on hand and funds received from a draw on its line of credit facility. The Company now owns all of the outstanding interests in the former joint venture. The Company's decision to acquire the joint venture interest was based on advancing its strategic goals to increase the size and quality of its consolidated portfolio, simplify the ownership structure and strengthen the Company's balance sheet. See additional discussion of this transaction under the heading "Change in Control Transactions" in this footnote 5.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Southshore Shopping Center December 13, 2013	IN Retail Fund, LLC June 3, 2013	Shops at Lakemoor November 13, 2012	North Aurora Town Center April 20, 2012
Investment properties:
Land	$398	103,430	—	1,127
Building and improvements (a)	1,195	238,482	—	3,512
Construction in progress	—	—	11,000	7,970
Investment properties	1,593	341,912	11,000	12,609
Cash	—	5,609	65	—
Accounts receivable	—	7,668	—	—
Acquired lease intangibles	—	89,871	—	2,876
Deferred costs	88	1,134	—	—
Other assets	6	587	—	74
Total assets acquired	1,687	446,781	11,065	15,559

Accounts payable and accrued expenses	36	12,482	—	—
Mortgages payable, net (a)	—	155,946	22,105	4,300
Acquired below market lease intangibles	—	32,415	—	—
Other liabilities	—	1,529	—	85

Net assets acquired	$1,651	244,409	(11,040)	11,174
  _____________________________________

(a)	The IN Retail Fund column includes $3,742 of unamortized mortgage premiums and discounts as a result of recording the assumed mortgages at fair value.

The following table summarizes the investment in the joint ventures:

	Southshore Shopping Center December 13, 2013	IN Retail Fund, LLC June 3, 2013	Shops at Lakemoor November 13, 2012	North Aurora Town Center April 20, 2012
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$5,402	28,328	—	—
Investments in and advances to unconsolidated joint ventures activity	—	(365)	(11,105)	10,131
Gain (loss) from change in control of investment properties	(3,751)	95,378	65	1,043
Cash paid	—	121,068	—	—
Net assets acquired	$1,651	244,409	(11,040)	11,174

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
December 31, 2014

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

Development Joint Ventures

The company currently has one unconsolidated development joint venture, which was formed for the development or sale of the property commonly known as Savannah Crossing. This property consists of approximately five acres of vacant land, which the joint venture is holding for future sale or potential development.

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

The impairment of assets during the year ended December 31, 2013 at the joint venture level and the Company's pro-rata share are included in the table below. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the years ended December 31, 2014 and 2012.

	Year ended December 31, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share
TMK/Inland Aurora Venture LLC	$1,730	692

Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

	December 31, 2014	December 31, 2013
Balance Sheet:
Assets:
Investment in real estate, net	$755,656	658,562
Other assets	84,323	75,969
Total assets	$839,979	734,531

Liabilities:
Mortgage payable (a) (b)	$320,883	322,184
Other liabilities	83,514	70,393
Total liabilities	$404,397	392,577

Total equity	$435,582	341,954

Total liabilities and equity	$839,979	734,531

Investment in and advances to unconsolidated joint ventures	$170,720	119,476

	December 31, 2014	December 31, 2013	December 31, 2012
Statement of Operations:
Total revenues	$90,040	103,742	126,042
Total expenses (c)	(86,911)	(97,198)	(109,789)
Income from operations	$3,129	6,544	16,253

Inland’s pro rata share of income from operations (d)	$8,762	7,893	2,875
 _____________________________________

(a)	Includes $4,201 of unamortized mortgage premiums and discounts.

(b)
Amount excludes the mortgage payable for Evergreen Promenade and Pulaski Promenade, because these properties are owned through an unconsolidated joint venture of INP Retail LP and is accounted for by that joint venture using the equity method of accounting.

(c)	Total expenses for the year ended December 31, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the years ended December 31, 2014 and 2012.

(d)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

Financial Information of Individually Significant Unconsolidated Joint Ventures

Following is summarized financial information for INP Retail LP.  For financial reporting purposes, the Company considers this joint venture to be an individually significant unconsolidated joint venture.

	INP Retail, LP
	December 31, 2014	December 31, 2013
Balance Sheet:
Assets:
Investment in real estate, net	$701,367	$615,694
Other assets	53,185	43,051
Total assets	$754,552	$658,745

Liabilities:
Mortgage payable	$295,372	$297,510
Other liabilities	61,142	52,781
Total liabilities	356,514	350,291

Total equity	398,038	308,454

Total liabilities and equity	$754,552	658,745

	INP Retail, LP
	December 31, 2014	December 31, 2013	December 31, 2012
Statement of Operations:
Total revenues	$90,871	$75,660	57,029
Total expenses	(84,238)	(70,827)	(63,182)
Income (loss) from continuing operations	$6,633	4,833	(6,153)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

(6)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at December 31, 2014:

	2015 (a)	2016	2017	2018		2019		Thereafter	Total
Fixed rate debt	$100,385	9,265	46,473	688		39,385		186,571	382,767	(b)
Weighted average interest rate	5.45%	5.00%	5.05%	—%		4.42%		5.25%	5.18%
Variable rate debt	$—	—	—	240,000	(c) (d)	200,000	(e)	—	440,000	(b)
Weighted average interest rate	—%	—%	—%	2.10%		1.64%		—%	1.89%

Total	$100,385	9,265	46,473	240,688		239,385		186,571	822,767
_____________________________________

(a)
Approximately $100,385 of the Company's mortgages payable, including required monthly principal amortization, matures prior to the end of 2015. Included in the debt maturing in 2015 is outstanding principal of approximately $90,247 secured by the Company's Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The total debt above reflects the total principal amount outstanding. The consolidated balance sheets at December 31, 2014 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $2,002.

(c)
Included in the debt maturing during 2018 is the Company's unsecured line of credit facility, totaling $190,000. The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company's leverage ratio. As of December 31, 2014, the weighted average interest rate on outstanding draws on the line of credit facility was 1.74%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2014, the Company was in compliance with these financial covenants.

(d)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2014, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2014, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2019 is the Company’s $200,000 term loan which matures in July 2019. The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of December 31, 2014, the weighted average interest rate on the term loan was 1.64%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2014, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of the Company’s investment properties.  The face value of mortgage loans outstanding as of December 31, 2014 was $382,767 and they bore interest at fixed rates ranging from 4.00% to 6.03% per annum and a weighted average fixed interest rate of 5.18% per annum.  The consolidated balance sheets at December 31, 2014 reflect the fair value of the mortgage debt, including the remaining unamortized mortgages premium/discount of $2,002. As of December 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of December 31, 2014.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $2,000 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of December 31, 2014 and 2013, the Company had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	December 31, 2014	December 31, 2013
Interest Rate Swap	$60,000	$60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2014 and 2013.

	Derivative Liability As of December 31, 2014		Derivative Liability As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a cash flow hedge:
Interest rate swap	Other liabilities	$6,338	Other liabilities	$4,904

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

The table below presents the effect of the Company’s derivative financial instrument on comprehensive income for the years ended December 31, 2014, 2013 and 2012.

	December 31, 2014	December 31, 2013	December 31, 2012
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(3,546)	3,036	(3,706)
Amount of loss reclassified from accumulated comprehensive income into interest expense	2,112	2,091	2,071
Unrealized gain (loss) on derivative	$(1,434)	5,127	(1,635)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of December 31, 2014, the fair value of derivatives in a liability position related to this agreement was $6,338. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,791.

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

On July 31, 2014, the Company entered into amendments to the Credit Agreements to, among other things, (1) extend the maturity date of the line of credit facility to July 30, 2018 and of the term loan to July 30, 2019; (2) increase the amount borrowed under the term loan to $200,000 and increase the aggregate commitment of the Company's line of credit facility to $275,000, while at the same time increasing the accordion feature to $200,000 ; and (3) reduce certain of the graduated spreads applicable to the interest rate borne by the Company for borrowings at particular leverage ratios. In conjunction with these amendments, the Company paid approximately $1,745 in fees and costs, which is included in deferred costs, net on the accompanying consolidated balance sheets. This amendment was accounted for as a modification and therefore, approximately $4,443 of unamortized costs from the previous amendments are being amortized over the extended lives of the unsecured facilities.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of December 31, 2014 and 2013, the outstanding balance on the line of credit facility was $190,000 and $95,000, respectively. As of December 31, 2014, the Company had up to $85,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

On November 15, 2011, the Company entered into an unsecured loan agreement with Wells Fargo Bank, National Association as lender pursuant to which the company received $50,000 of loan proceeds.  The loan matures on November 15, 2018.  The Company pays interest only, on a monthly basis, with all outstanding principal and unpaid interest due upon the maturity date.  The loan accrues interest at an effective rate calculated in accordance with the loan documents, provided, however, that in no event will the interest rate on the outstanding principal balance be less than 3.5% per annum.  The Company could not prepay the loan in whole or in part prior to November 15, 2014.  On or after that date, the Company may prepay the loan in its entirety or in part, together with all interest accrued and may incur a prepayment penalty in conjunction with such prepayment.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the "Notes”), all of which had been repaid at December 31, 2014.

Interest on the notes was payable semi-annually.  The Notes matured on November 15, 2029 unless repurchased, redeemed or converted in accordance with their terms prior to that date.  The earliest date holders of the Notes could require the Company to repurchase their Notes in whole or in part was November 15, 2014.  Prior to November 21, 2014, the Company could not redeem the Notes prior to the date on which they mature except to the extent necessary to preserve its status as a REIT.  However, on or after November 21, 2014, the Company could redeem the Notes, in whole or in part, subject to the redemption terms in the Note.  Following the occurrence of certain change in control transactions, the Company could have been required to repurchase the Notes in whole or in part for cash at 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest.

Holders of the Notes had the option to convert their Notes into cash or a combination of cash and common stock, at the Company’s option, at any time on or after October 15, 2029, but prior to the close of business on the second business day immediately preceding November 15, 2029, and also following the occurrence of certain events.  Subject to certain exceptions, upon a conversion of Notes the Company would deliver cash and shares of its common stock, if any, based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 30 day trading period.  The conversion rate for each $1 principal amount of Notes was 102.8807 shares of the Company's common stock, subject to adjustment under certain circumstances.  This was equivalent to a conversion price of approximately $9.72 per share of common stock.

At December 31, 2014 and 2013, the Company has recorded $0 and $183, respectively, of accrued interest related to the convertible notes.  This amount is included in accounts payable and accrued expenses on the Company’s consolidated balance sheets.

The Company accounted for the Notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component was the estimated fair value of a similar bond without the conversion feature, which resulted in the debt being recorded at a discount. The debt was subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflected the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the Notes. The debt component was recorded at its fair value, which reflected an unamortized debt discount.

During the year ended December 31, 2014, in accordance with the Company's right to redeem the Notes, all of the Notes were repaid with a payment of $32,497, which included the conversion premium of $3,281. The fair value of the debt was equal to the carrying value at the time of the redemption, and as a result, the conversion premium was recorded as a reduction to additional paid in capital.

The following table sets forth the net carrying values of the debt and equity components included in the consolidated balance sheets at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013
Equity Component (a)	$6,131	9,384

Debt Component	$—	29,215
Unamortized Discount (b)	—	(425)
Net Carrying Value	$—	28,790
_____________________________________

(a)	The equity component is net of unamortized equity issuance costs of $0 and $28 at December 31, 2014 and 2013, respectively.

(b)	The unamortized discount was amortized into interest expense on a monthly basis through November 2014.

Total interest expense related to the convertible notes for the years ended December 31, 2014, 2013 and 2012 was calculated as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Interest expense at coupon rate	$1,288	1,472	1,472
Discount amortization	425	463	464
Total interest expense (a)	$1,713	1,935	1,936

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

 _____________________________________

(a)	The effective interest rate of the Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

(7)    Fair Value Disclosures

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at December 31, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$6,338	—
Variable rate debt (b)	—	440,163
Fixed rate debt (b)	—	407,692
Total liabilities	$6,338	847,855

	Fair value measurements at December 31, 2013 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$4,904	—
Variable rate debt (b)	—	363,788
Fixed rate debt (b)	—	509,929
Total liabilities	$4,904	873,717
_____________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of both variable and fixed rate debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At December 31, 2014 and 2013, the Company used rates of 3.4% and 3.7%, respectively, for fixed rate debt and 1.9% and 2.3%, respectively, for variable rate debt in each period.  The Company has not elected the fair value option with respect to its

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

debt.  The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at December 31, 2014 and 2013.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis.  The Company recognized certain non-cash impairment charges to write down the investments to their fair values in the years ended December 31, 2014, 2013, and 2012.  The asset groups that were impaired to fair value through this evaluation were:

	Year ended December 31, 2014		Year ended December 31, 2013		Year ended December 31, 2012
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Investment properties	$3,900	222	17,850	5,748	7,400	722
Investment in and advances to unconsolidated joint ventures	—	—	1,593	10,468	—	—
	$3,900	222	19,443	16,216	7,400	722

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

(8)    Stockholder's Equity

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price of up to $150,000 from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-K as its ATM issuance program. As of December 31, 2014, the Company has issued an aggregate of approximately 1,033 shares of its common stock through the ATM issuance program. The Company received net proceeds of approximately $10,331 from the issuance of these shares, comprised of approximately $10,488 in gross proceeds, offset by approximately $157 in commissions and fees. The Company intends to use the proceeds in accordance with the "Use of Proceeds" disclosure in the corresponding prospectus and any supplements to the prospectus, as file with the Securities and Exchange Commission. As of December 31, 2014, approximately $139,500 remained available for sale under this issuance program.

In February 2012, the Company issued 2,400 shares of 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") at a public offering price of $25.3906 per share, for net proceeds of approximately $59,000, after deducting

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

the underwriting discount, but before expenses. The Company used the net proceeds of the offering to purchase additional investment properties.

In October 2014, the Company issued 4,000 shares of 6.95% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock" and together with the Series A Preferred Stock, the "Preferred Stock") at a public offering price of $25.00 per share, for net proceeds of approximately $96,900, after deducting the underwriting discount but before expenses. The proceeds were used to acquire additional investment properties to be owned by the Company or one of more of its joint ventures and for general corporate purposes, including the repayment of indebtedness.

As of December 31, 2014, the Company had no cumulative Preferred Stock dividends in arrears.

The Preferred Stock ranks senior to the common shares of beneficial interest with respect to payment of distributions; the Company will not pay any distributions, or set aside any funds for the payment of distributions, on its common stock unless it has also paid (or set aside for payment) the full cumulative distributions on the Preferred Stock for the current and all past dividend periods. The outstanding Preferred Stock does not have any maturity date, and is not subject to mandatory redemption. The difference between the carrying value and the redemption amount of the Preferred Stock is the offering costs. In addition, the Company is not required to set aside funds to redeem the Preferred Stock. The Company may not optionally redeem the Series A Preferred Stock prior to October 6, 2016 or the Series B Preferred Stock prior to October 16, 2019, except in limited circumstances relating to the Company's continuing qualifications as a REIT or as discussed below. After each date, the Company may, at its option, redeem the Preferred Stock, in whole or from time to time in part, by payment of $25.00 per share, plus any accumulated, accrued and unpaid distributions to and including the date of redemption. In addition, upon the occurrence of a change of control (as defined in the Company's charter), the result of which the Company's common stock and the common securities of the acquiring or surviving entity are not listed on the New York Stock Exchange, the NYSE Amex Equities or the NASDAQ Stock Market, or any successor exchanges, the Company may, at its option, redeem the Preferred Stock in whole or in part within 120 days after the change of control occurred, by paying $25.00 per share, plus any accrued and unpaid distributions to and including the date of redemption. If the Company does not exercise its right to redeem the Preferred Stock upon a change of control, the holders of the Preferred Stock have the right to convert some or all of their shares into a number of the Company's shares of common stock based on a defined formula subject to a cap of 50,575 shares of common stock for holders of Series A Preferred Stock and 19,802 shares of common stock for holders of Series B Preferred Stock.

(9)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the year ended December 31, 2014.

Gain (loss) on derivative instruments
Balance at December 31, 2013	$(4,904)

Unrealized loss on valuation of swap agreements	(3,546)
Reclassification of realized interest on swap agreements	2,112
Net other comprehensive income (loss)	(1,434)

Balance at December 31, 2014	$(6,338)

(10)    Distributions

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2014 and 2013, the Company’s taxable income was $59,652 and $48,257, respectively.  Holders of shares of the Company's Series A Preferred Stock and Series B Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  The Company declared monthly distributions on our Series A Preferred Stock totaling $8,937 and $8,949, or $2.03 on an annual basis per share for the years ended December 31, 2014 and 2013, respectively. The following table sets forth the taxability of distributions on shares of Series A Preferred Stock, on a per share basis, paid in 2014 and 2013:

	2014 (a)	2013 (b)
Ordinary income	$2.031	2.031
Qualified dividends (c)	0.086	0.002
 _____________________________________

(a)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(b)
The January distribution declared on December 16, 2013, with a record date of January 2, 2014 and a payment date of January 15, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

The Company declared monthly distributions on our Series B Preferred Stock, issued in October 2014, totaling $1,429, or $1.73 on an annual basis per share for the year ended December 31, 2014. The following table sets forth the taxability of distributions on shares of Series B Preferred Stock, on a per share basis, paid in 2014:

2014 (a)
Ordinary income	$0.285
Qualified dividends (b)	0.012
 _____________________________________

(a)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(b)	Represents additional characterization of amounts included in Ordinary income

The Company declared monthly distributions to its common stockholders totaling $56,976 and $54,503 or at a rate equal to $0.57 per annum per common share for the years ended December 31, 2014 and 2013, respectively.  Future distributions are determined by the Company’s board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2014 and 2013:

	2014 (a)	2013 (b)
Ordinary income	$0.561	0.414
Non-taxable return of capital	0.009	0.124
Qualified dividends (c)	0.024	—
 _____________________________________

(a)
The January distribution declared on December 17, 2014, with a record date of December 31, 2014 and a payment date of January 20, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(b)
The January distribution declared on December 17, 2013, with a record date of December 31, 2013 and a payment date of January 17, 2014, is reportable for tax purposes in 2014 and is not reflected in the 2013 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

(11)    Stock Option Plan

The Company adopted the Independent Director Stock Option Plan (“Plan”) with the commencement of its first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they became a director and an additional 1 share on the date of each annual stockholders’ meeting.  The options for the initial 3 shares granted were exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options were exercisable on the second anniversary of the date of grant.  As of December 31, 2014, options to purchase all 50 authorized shares were issued, of which 29 have been exercised, 6 were retired and 5 have expired.  The remaining options have exercise prices ranging from $14.50 to $15.62 per share.

In 2005, the Company adopted the 2005 Equity Award Plan (“2005 Plan”) and it was approved by the Company's stockholders.  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  Under the 2005 Plan, a total of

49 options have been issued to board members and a total of 21 have been issued to certain of the Company’s executive officers as of December 31, 2014, of which 19 have been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

In 2014, the Company adopted the 2014 Equity Award Plan ("2014 Plan") and it was approved by the Company's stockholders. The 2014 Plan governs grants of equity based awards to our officers, employees and directors. As of December 31, 2014, no shares have been issued under the 2014 Plan.

(12)    Deferred Stock Compensation

The Company has issued restricted common stock to certain officers of the Company pursuant to employment agreements entered into with these officers, employment incentives and as an additional form of compensation to the Company's board of directors.

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award. Each director vests an equal portion of shares over a three-year vesting period, beginning one year from the date of issuance of the award.  The officers/directors may receive additional restricted shares of the Company’s common stock, which are also subject to the applicable vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $1,318, $909 and $643 were recorded in connection with the vesting of these shares, for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of restricted stock grant activity for the years ended December 31, 2014, 2013, and 2012 is presented below:

	Unvested Restricted Shares	Weighted Average share price on the date of issuance
Outstanding at January 1, 2012	115
Shares granted	148	$8.24
Shares vested	(32)

Outstanding at December 31, 2012	231
Shares granted	167	$9.75
Shares vested	(67)

Outstanding at December 31, 2013	331
Shares granted	218	$10.40
Shares vested	(105)

Outstanding at December 31, 2014	444

As of December 31, 2014, the Company had approximately $2,738 in deferred stock compensation related to unvested shares, which it expects to recognize as the shares vest over the next five years.

(13)    Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2015	$123,991
2016	112,467
2017	101,629
2018	85,579
2019	65,147
Thereafter	199,639
Total	$688,452

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $1,519, $1,322 and $910 for the years ended December 31, 2014, 2013 and 2012, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $23,384 and $21,865 in related accounts receivable as of December 31, 2014 and 2013, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

(14)    Income Taxes

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

The Company engages in certain activities through Inland Venture LLC (“IV LLC”) (formerly known as Inland Venture Corporation), IEV LLC and Inland TRS Property Management, Inc., wholly-owned taxable REIT subsidiaries.  These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of the Company's joint ventures and the sale of ownership interests through the Company's IPCC joint venture. The taxable REIT subsidiaries are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of December 31, 2014.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2014. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012 or in the consolidated balance sheets as of December 31, 2014 and 2013. As of December 31, 2014, returns for the calendar years 2011 through 2013 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The taxable REIT subsidiaries' benefit (expense) provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Current:
Federal	$(1,349)	5,463	(5,116)
State	(262)	(60)	(1,354)
Deferred:
Federal	319	(4,023)	4,427
State	(47)	(15)	1,415
Valuation Allowance	(116)	1,356	6,974
Total income tax benefit (expense)	$(1,455)	2,721	6,346

The actual income tax expense of the taxable REIT subsidiaries for the years ended December 31, 2014, 2013 and 2012 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

	2014	2013	2012
Computed “expected” income tax benefit (expense) (34%)	$(1,191)	1,303	(729)
State income taxes, net Federal income tax effect	(148)	65	(25)
Permanent differences	—	(3)	126
Change in valuation allowance	(116)	1,356	6,974
Total income tax benefit (expense)	$(1,455)	2,721	6,346

The components of the deferred tax assets and deferred tax liabilities relating to the taxable REIT subsidiaries at December 31, 2014 and 2013 were as follows:

	December 31, 2014	December 31, 2013
Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$38	$34
Prepaid rents	(3)	30
Amortization of organization costs	11	12
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	31	28
Asset impairments	14,309	14,309
Capitalized real estate taxes	332	290
Capitalized interest	400	284
State Net Operating Losses	842	757
Gross deferred tax assets	15,960	15,744
Valuation allowance	(1,356)	(1,240)
Total deferred tax assets	$14,604	14,504

Deferred Tax Liabilities
Straight-line rent	3	11
Investment in joint ventures	479	479
Amortization of lease intangibles	(135)	(87)
Total deferred tax liabilities	$347	403
Net deferred tax assets	$14,257	14,101

The Company estimated its income tax expense relating to its taxable REIT subsidiaries using a combined federal and state rate of approximately 40% for the tax years ended December 31, 2014, 2013 and 2012.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company has recorded $1,356 and $1,240, as a valuation allowance against its deferred tax assets at December 31, 2014 and 2013, respectively.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

(15)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2014 and 2013, options to purchase 61 and 70 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of December 31, 2014, 793 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 344 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	2014		2013		2012
Numerator:
Income from continuing operations	$38,402		99,769		15,033
Income from discontinued operations	707		11,910		2,659
Net income	39,109		111,679		17,692
Less: Net loss attributable to the noncontrolling interest	66		5		67
Net income attributable to Inland Real Estate Corporation	39,175		111,684		17,759
Dividends on preferred shares	(10,366)		(8,949)		(7,910)
Net income attributable to common stockholders	$28,809		102,735		9,849
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	99,543		95,279		89,006
Effect of dilutive securities:
Unvested restricted shares	395	(a)	283	(a)	155	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	99,938		95,562		89,161
_____________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(16)    Transactions with Related Parties

The Company pays or had paid affiliates of TIGI for real estate-related brokerage services, investment advisory services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing. These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount. TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock as of December 31, 2014. Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI.

Effective July 1, 2014, the Company terminated its contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. The Company has hired internal staff to handle loan servicing and property tax reduction services and engaged a third party broker to handle its insurance consultation and placement services. Additionally, the Company will no longer incur investment advisor fees because it divested its securities portfolio as of December 31, 2013.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	December 31, 2014	December 31, 2013	December 31, 2012
Investment advisor	$—	58	105
Loan servicing	67	128	130
Property tax payment/reduction work	232	255	257
Computer services	860	720	517
Other service agreements	212	214	172
Broker commissions	104	120	587
Office rent and reimbursements	708	479	471
Total	$2,183	1,974	2,239

During the year ended December 31, 2012, the Company paid a total of $292 in mortgage brokerage fees to Grubb & Ellis Company (“Grubb & Ellis”).  No mortgage brokerage fees were paid to Grubb & Ellis during the years ended December 31, 2014 and 2013. Thomas P. D’Arcy, one of the Company’s independent directors, served as the president, chief executive officer and a member of the board of directors of Grubb & Ellis until April 2012. Mr. D’Arcy did not participate in these transactions and did not have a material interest in them. Joel Simmons, one of the Company’s directors, had an indirect personal interest as a broker in these transactions. Mr. Simmons served as an executive vice president of Grubb & Ellis until April 2012. Currently, Mr. Simmons is the Executive Managing Director of BGC Partners, a global provider of real estate services. The Company paid mortgage brokerage fees to BGC Partners of $223 for the year ended December 31, 2012. No mortgage brokerage fees were paid to BGC Partners during the years ended December 31, 2014 and 2013.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

(17)    Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Alabama, Arkansas, Florida, Georgia, Illinois, Indiana, Kentucky, Louisiana, Minnesota, Missouri, Nebraska, New York, North Carolina, Ohio, Oklahoma, South Carolina, Texas, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  The Company aggregates its properties into one reportable segment because all properties have similar characteristics and the Company evaluates the collective performance of its properties.  Accordingly, the Company has concluded that is has a single reportable segment.

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

(19)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2014 through February 27, 2015, the date of the financial statement issuance.

Acquisitions
On February 2, 2015, the Company's joint venture with PGGM acquired Argonne Village, located in Lakeville, Minnesota from an unaffiliated third party for approximately $26,300. Argonne Village consists approximately 113,000 square feet of gross leasable area, which was 100% leased at acquisition. Anchor tenants include Cub Foods and Dollar Tree.

On February 10, 2015, the Company entered into a Limited Liability Company Agreement with North American Real Estate ("NARE") to acquire, develop, operate and manage an investment property located in Schaumburg, Illinois. The Company will have a 95% equity interest in this joint venture and NARE will have a 5% equity interest. On February 12, 2015, the joint venture acquired said property for $4,500 using cash contributed by each partner. The joint venture intends to redevelop this center into a retail center with related outlots. Upon completion of the project, and according to the terms of the joint venture agreement, the Company will acquire the property from the joint venture.

Dispositions
On February 26, 2015, the Company sold a land parcel at Mokena Marketplace in Mokena, Illinois to an unaffiliated third party for approximately $5,325, a price above its current carrying value. The land parcel is currently subject to a ground lease with Chase Bank.

Distributions
On January 15, 2015, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on January 2, 2015.

On January 15, 2015, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution was payable on February 17, 2015 to the stockholders of record at the close of business on February 2, 2015.

On January 15, 2015, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on January 2, 2015.

On January 15, 2015, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock. This distribution was payable on February 17, 2015 to the stockholders of record at the close of business on February 2, 2015.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2014

On January 20, 2015, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on December 31, 2014.

On January 20, 2015, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 17, 2015 to the stockholders of record at the close of business on February 2, 2015.

On February 13, 2015, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on March 16, 2015 to the stockholders of record at the close of business on March 2, 2015.

On February 17, 2015, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on February 2, 2015.

On February 17, 2015, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock.  This distribution is payable on March 16, 2015 to the stockholders of record at the close of business on March 2, 2015.

On February 17, 2015, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on February 2, 2015.

On February 17, 2015, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on February 2, 2015.

On February 17, 2015, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2015 to the stockholders of record at the close of business on March 2, 2015.

(20)    Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2014 and 2013

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$50,639	48,210	48,807	57,106
Income (loss) from continuing operations	6,348	4,535	12,605	14,914
Net income (loss) attributable to common stockholders	2,865	2,342	10,412	13,190
Income (loss) from continuing operations per common share, basic	0.03	0.02	0.10	0.13
Income (loss) from continuing operations per common share, diluted	0.03	0.02	0.10	0.13
Net income (loss) per common share, basic	0.04	0.02	0.10	0.13
Net income (loss) per common share, diluted	0.04	0.02	0.10	0.13

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Total revenue	$52,606	50,567	41,301	38,900
Income (loss) from continuing operations	(8,278)	4,223	99,943	3,881
Net income (loss) attributable to common stockholders	(7,118)	3,487	101,675	4,691
Income (loss) from continuing operations per common share, basic	(0.14)	0.02	1.05	0.02
Income (loss) from continuing operations per common share, diluted	(0.14)	0.02	1.05	0.02
Net income (loss) per common share, basic	(0.11)	0.04	1.10	0.05
Net income (loss) per common share, diluted	(0.09)	0.03	1.09	0.05

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Single-user
Carmax Schaumburg, IL	$—	7,142	13,460	1	7,142	13,461	20,603	7,217	1998	12/98
Carmax Tinley Park, IL	—	6,789	12,112	5	6,789	12,117	18,906	6,496	1998	12/98
Cub Foods Hutchinson, MN	—	875	4,589	(68)	875	4,521	5,396	2,014	1999	01/03
Freeport Commons Freeport, IL	—	725	1,970	(245)	725	1,725	2,450	958	1998	12/98
Fresh Market Lincolnshire Lincolnshire, IL	—	1,140	2,383	35	1,140	2,418	3,558	120	2013	10/12
Glendale Heights Retail Glendale Heights, IL	—	1,265	6,943	(481)	1,265	6,462	7,727	3,715	1997	09/97
Mosaic Crossing West Chicago, IL	—	1,980	4,325	1,395	1,980	5,720	7,700	2,705	1990	01/98
Park Square Outlot (fka Park Square) Brooklyn Park, MN	—	4,483	5,159	(9,045)	412	185	597	2	1986/1988	08/02
PetSmart Gurnee, IL	—	915	2,389	—	915	2,389	3,304	1,088	1997	04/01
Pick 'N Save Waupaca, WI	—	1,196	6,942	(922)	1,196	6,020	7,216	1,838	2002	03/06
Roundy’s Menomonee Falls, WI	10,300	4,875	15,848	(2,408)	4,875	13,440	18,315	1,911	2010	11/10
Verizon Joliet, IL	—	170	883	48	170	931	1,101	529	1995	05/97

Neighborhood Retail Centers
22nd Street Plaza Outlot Oakbrook Terrace, IL	—	750	1,230	494	750	1,724	2,474	1,007	1985	11/97
Big Lake Town Square Big Lake, MN	—	1,978	8,028	(176)	2,136	7,694	9,830	2,511	2005	01/06
Brunswick Market Center Brunswick, OH	—	1,516	11,193	3,792	1,552	14,949	16,501	6,107	97/98	12/02
Cliff Lake Centre Eagan, MN	—	2,517	3,057	(382)	2,517	2,675	5,192	1,261	1988	09/99

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Cobbler Crossing Elgin, IL	$6,443	1,840	8,516	(2,405)	1,840	6,111	7,951	336	1993	05/97
Downers Grove Market Downers Grove, IL	—	6,224	11,617	(79)	6,224	11,538	17,762	6,191	1998	03/98
Dunkirk Square Maple Grove, MN	4,050	2,173	5,758	2,770	2,085	8,616	10,701	2,947	1998	09/99
Eastgate Center Lombard, IL	—	4,252	2,570	1,581	4,252	4,151	8,403	2,283	1959	07/98
Edinburgh Festival Brooklyn Park, MN	—	2,214	6,366	616	2,225	6,971	9,196	3,340	1997	10/98
Elmhurst City Centre Elmhurst, IL	—	2,050	2,739	153	2,050	2,892	4,942	1,477	1994	02/98
Forest Lake Marketplace Forest Lake, MN	8,524	4,907	10,209	(3,219)	4,907	6,990	11,897	426	2001	09/02
Grand Hunt Center Outlot Gurnee, IL	—	970	2,623	98	970	2,721	3,691	1,558	1996	12/96
Hammond Mills Hammond, IN	—	1,230	8,972	104	1,230	9,076	10,306	4,508	98/99	05/99 12/98
Hickory Creek Market Place Frankfort, IL	—	1,797	7,253	227	1,797	7,480	9,277	3,462	1999	08/99
Iroquois Center Naperville, IL	—	3,668	7,899	2,094	3,668	9,993	13,661	5,391	1983	12/97
Maple View Grayslake, IL	—	6,372	17,228	(5,068)	6,372	12,160	18,532	681	2005	03/05
Medina Marketplace Medina, OH	—	2,769	6,846	2,154	2,769	9,000	11,769	3,844	56/99	12/02
Mundelein Plaza Mundelein, IL	—	596	3,966	(2,522)	596	1,444	2,040	854	1990	03/96
Nantucket Square Schaumburg, IL	—	1,908	2,376	1,355	1,908	3,731	5,639	1,983	1980	09/95
Oak Forest Commons Oak Forest, IL	—	2,796	9,030	346	2,796	9,376	12,172	5,133	1998	03/98
Oak Forest Commons III Oak Forest, IL	—	205	907	(96)	205	811	1,016	409	1999	06/99

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Plymouth Collection Plymouth, MN	$—	1,459	5,175	413	1,459	5,588	7,047	2,833	1999	01/99
Ravinia Plaza Orland Park, IL	—	6,200	19,892	(2,804)	6,200	17,088	23,288	965	1990	10/06
Regal Showplace Crystal Lake, IL	—	5,984	16,179	(5,495)	5,538	11,130	16,668	619	1998	03/05
Rose Plaza Elmwood Park, IL	—	1,530	1,853	231	1,530	2,084	3,614	1,056	1997	11/98
Schaumburg Plaza Schaumburg, IL	—	2,446	4,566	1,899	2,470	6,441	8,911	2,865	1994	06/98
Shoppes at Mill Creek Palos Park, IL	7,945	4,448	12,320	(3,469)	4,448	8,851	13,299	492	1989	03/98
Shops at Cooper's Grove Country Club Hills, IL	—	1,401	4,418	482	1,398	4,903	6,301	2,622	1991	01/98
Six Corners Plaza Chicago, IL	—	1,440	4,533	2,864	1,440	7,397	8,837	3,801	1966	10/96
St. James Crossing Westmont, IL	—	2,611	4,887	340	2,579	5,259	7,838	2,849	1990	03/98
Townes Crossing Oswego, IL	6,289	3,059	7,904	2,373	2,872	10,464	13,336	4,520	1988	08/02
Wauconda Crossings Wauconda, IL	—	3,587	10,364	(1,460)	3,587	8,904	12,491	2,724	1997	08/06
Wauconda Shopping Center Wauconda, IL	—	455	2,068	1,577	455	3,645	4,100	1,970	1988	05/98
Westriver Crossings Joliet, IL	—	2,317	3,320	(33)	2,317	3,287	5,604	1,558	1999	08/99
Woodland Heights Streamwood, IL	4,175	2,976	6,652	753	2,976	7,405	10,381	3,775	1956	06/98

Community Centers
Apache Shoppes Rochester, MN	—	1,791	9,518	1,916	1,947	11,278	13,225	3,140	2005	12/06
Aurora Commons Aurora, IL	6,443	3,220	8,284	2,542	3,220	10,826	14,046	5,116	1988	01/97

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
Bergen Plaza Oakdale, MN	$—	5,347	11,700	3,066	5,347	14,766	20,113	7,366	1978	04/98
Bohl Farm Marketplace Crystal Lake, IL	—	5,800	9,889	2,184	5,800	12,073	17,873	5,710	2000	12/00
Burnsville Crossing Burnsville, MN	—	2,061	4,667	3,367	2,061	8,034	10,095	3,140	1989	09/99
Chatham Ridge Chicago, IL	17,245	12,440	35,175	(1,918)	12,440	33,257	45,697	1,846	1999	02/00
Chestnut Court Darien, IL	—	5,720	10,275	5,727	5,720	16,002	21,722	7,578	1987	03/98
Goldenrod Marketplace Orlando, FL	—	3,648	15,553	(1,990)	3,648	13,563	17,211	470	2013	12/13
Greentree Centre & Outlot Racine, WI	—	3,889	9,074	(2,532)	3,889	6,542	10,431	379	1990	02/05
Hawthorn Village Commons Vernon Hills, IL	6,443	2,619	5,888	2,438	2,635	8,310	10,945	4,401	1979	08/96
Lansing Square Lansing, IL	—	4,075	12,179	(10,554)	2,686	3,014	5,700	244	1991	12/96
Marketplace at Six Corners Chicago, IL	—	6,937	19,233	(4,031)	6,937	15,202	22,139	829	1997	11/98
Mokena Marketplace Mokena, IL	—	6,321	6,490	(1,480)	6,321	5,010	11,331	195	2008	03/14
Orchard Crossing Ft. Wayne, IN	—	6,026	12,474	2,588	7,326	13,762	21,088	1,905	2008	04/07
Park Avenue Centre Highland Park, IL	—	3,200	6,607	9,472	3,200	16,079	19,279	7,041	1996	05/06
Park Center Tinley Park, IL	—	5,363	8,523	(2,404)	4,196	7,286	11,482	3,498	1988	12/98
Park St. Claire Schaumburg, IL	—	2,614	9,380	223	2,614	9,603	12,217	5,593	94/96	12/96 05/97
Shingle Creek Center Brooklyn Center, MN	—	1,228	2,262	245	1,228	2,507	3,735	1,111	1986	09/99
The Shops At Orchard Place Skokie, IL	23,421	16,301	28,626	(10)	15,981	28,936	44,917	11,535	2000	12/02

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
Skokie Fashion Square Skokie, IL	$—	2,394	6,822	4,453	2,394	11,275	13,669	5,257	1984	12/97
Skokie Fashion Square II Skokie, IL	—	878	2,757	(281)	878	2,476	3,354	859	1984	11/04
Thatcher Woods Center River Grove, IL	—	8,800	18,628	(3,935)	8,800	14,693	23,493	747	1969	04/02
The Plaza Brookfield, WI	—	4,798	8,759	1,825	4,658	10,724	15,382	5,350	1985	02/99
Two Rivers Plaza Bolingbrook, IL	—	1,820	4,990	267	1,820	5,257	7,077	2,478	1994	10/98
University Center St. Paul, MN	—	1,298	4,639	1,450	1,298	6,089	7,387	2,128	1998	09/99

Power Centers
Baytowne Shoppes/Square Champaign, IL	—	3,821	8,853	1,677	3,821	10,530	14,351	4,887	1993	02/99
Bradley Commons Bourbonnais, IL	14,330	2,964	22,855	(3,301)	2,964	19,554	22,518	2,315	2007	11/11
Crystal Point Crystal Lake, IL	16,769	7,290	29,463	(2,498)	7,290	26,965	34,255	9,668	76/98	07/04
Deertrace Kohler Kohler, WI	9,691	1,622	11,921	1,444	1,622	13,365	14,987	5,356	2000	07/02
Deertrace Kohler II Kohler, WI	—	925	3,683	(206)	925	3,477	4,402	1,624	03/04	08/04
Joliet Commons Joliet, IL	11,237	4,089	15,684	(1,239)	4,089	14,445	18,534	7,277	1995	10/98
Joliet Commons Phase II Joliet, IL	—	811	3,990	476	811	4,466	5,277	2,438	1999	02/00
Mankato Heights Plaza Mankato, MN	—	2,332	14,082	1,469	2,332	15,551	17,883	7,647	2002	04/03
Maple Park Place Bolingbrook, IL	—	3,666	11,669	2,116	3,666	13,785	17,451	7,557	1992	01/97
Orland Park Place Orland Park, IL	43,805	25,341	70,664	(3,063)	25,341	67,601	92,942	3,707	1980	04/05

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Power Centers
Orland Park Place Outlots Orland Park, IL	$—	9,970	1,657	(130)	9,840	1,657	11,497	518	2007	08/07
Orland Park Place Outlots II Orland Park, IL	—	1,225	7,525	(1,584)	1,225	5,941	7,166	590	2007	04/12
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	(338)	4,256	8,237	12,493	3,903	1997	09/99
Pine Tree Plaza Janesville, WI	10,825	2,889	15,653	(304)	2,889	15,349	18,238	7,059	1998	10/99
Prairie Crossings Shopping Ctr Frankfort, IL	—	4,439	20,224	(2,817)	4,439	17,407	21,846	159	2003	10/14
Randall Square Geneva, IL	16,236	6,420	31,891	(5,356)	6,420	26,535	32,955	1,525	1999	05/99
Rivertree Court Vernon Hills, IL	22,000	8,652	22,902	14,385	8,652	37,287	45,939	16,719	1988	07/97
Rochester Marketplace Rochester, MN	—	2,043	8,859	(240)	2,043	8,619	10,662	4,323	01/03	09/03
Salem Square Countryside, IL	4,897	1,735	4,449	4,873	1,735	9,322	11,057	4,485	1973	08/96
Schaumburg Promenade Schaumburg, IL	—	6,562	12,742	(99)	6,562	12,643	19,205	6,230	1999	12/99
Shakopee Outlot Shakopee, MN	—	865	1,939	492	865	2,431	3,296	619	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	7,495	2,964	12,022	(32)	2,964	11,990	14,954	4,873	00/01	12/02
The Shoppes at Grayhawk Omaha, NE	—	10,581	16,525	57	10,754	16,409	27,163	5,475	01/02	02/06
University Crossings Granger, IN	—	4,392	11,634	(393)	4,392	11,241	15,633	4,162	2003	10/03
Valparaiso Walk Valparaiso, IN	11,900	2,874	19,026	(2,002)	2,874	17,024	19,898	1,203	2005	12/12
Warsaw Commons Warsaw, IN	—	1,600	11,594	(1,373)	1,600	10,221	11,821	620	2012	04/13
Woodfield Commons E/W Schaumburg, IL	17,559	9,852	26,930	(9,209)	9,852	17,721	27,573	1,056	1973	10/98

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq

Lifestyle Centers
Algonquin Commons Algonquin, IL	$90,247	13,038	88,771	(5,252)	13,038	83,519	96,557	16,614	2004	02/06
Total	$384,769	390,006	1,107,691	(11,996)	383,907	1,101,794	1,485,701	337,476

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014

 Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2014 and 2013 for federal income tax purposes was approximately $1,610,283 and $1,628,584, respectively (unaudited).

(C)
Not included in the land and improvements, building and improvements, and accumulated depreciation totals are North Aurora Towne Center I & II and Southshore Shopping Center, which are considered development properties. As of December 31, 2014, these amounts for North Aurora Towne Center I & II are $1,127, $3,493, and $391 respectively. As of December 31, 2014, these amounts for Southshore Shopping Center are $398, $5,073 and $274 respectively.

(D)
Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2014, the Company had no investment properties subject to a master lease agreement.

(E)	Reconciliation of real estate owned:

	2014	2013	2012
Balance at beginning of year	$1,533,870	1,291,892	1,266,474
Purchases of investment properties	125,851	160,448	152,985
Additions due to change in control of investment properties	—	341,912	11,000
Additions to investment properties, including amounts payable	21,943	21,239	22,787
Write-off of fully amortized assets	(18,862)	(19,440)	(11,122)
Sale of investment properties	(57,469)	(81,355)	(23,549)
Contribution of investment properties to joint venture	—	—	(68,964)
Deconsolidation of joint venture properties	(92,675)	(178,345)	(65,882)
Building impairment	—	(2,768)	—
Construction in progress	6,956	287	8,168
Payments received under master leases	(10)	—	(5)
Balance at end of year	$1,519,604	1,533,870	1,291,892
 (F)              Reconciliation of accumulated depreciation:

	2014	2013	2012
Balance at beginning of year	$327,684	329,997	323,839
Depreciation expense	48,005	42,251	42,382
Write-off of fully amortized assets	(18,862)	(19,440)	(11,122)
Accumulated depreciation on sale of investment property	(18,120)	(24,421)	(6,852)
Contribution of investment properties to joint venture	—	—	(17,463)
Deconsolidation of joint venture properties	(566)	(703)	(787)
Balance at end of year	$338,141	327,684	329,997

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

Based on management’s evaluation as of December 31, 2014, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (1992), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.

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

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2015.

Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2015.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2015.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2015.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement, which we anticipate filing no later than April 30, 2015.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets December 31, 2014 and 2013
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
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
Title: Director, President and Chief Executive Officer
(principal executive officer)
Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title: Chairman of the Board		Title: Director
Date: February 27, 2015		Date: February 27, 2015

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title: Director		Title: Director
Date: February 27, 2015		Date: February 27, 2015

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title: Director		Title: Director
Date: February 27, 2015		Date: February 27, 2015

	/s/ MEREDITH WISE MENDES		/s/ JOEL D. SIMMONS
By:	Meredith Wise Mendes	By:	Joel D. Simmons
Title: Director		Title: Director
Date: February 27, 2015		Date: February 27, 2015

	/s/ MARK E. ZALATORIS		/s/ BRETT A. BROWN
By:	Mark E. Zalatoris	By:	Brett A. Brown
Title: Director, President and Chief Executive Officer (principal executive officer)		Title: Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date: February 27, 2015		Date: February 27, 2015

INLAND REAL ESTATE CORPORATION
Annual Report on Form 10-K
for the fiscal year ended December 31, 2014

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description
3.1	Fifth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective August 5, 2013 (2)

3.3	Articles Supplementary to the Fifth Articles of Amendment and Restatement of the Registrant designating the 6.95% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

4.3	Indenture governing 5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (6)

4.4	Form of 5.0% Convertible Senior Note due 2029 (7)

10.1
Fifth Amended and Restated Credit Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (8)

10.2
First Amendment to Fifth Amended and Restated Credit Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association, individually and as Administrative Agent, and the Lenders and other parties thereto (9)

10.3
Second Amended and Restated Term Loan Agreement, dated as of August 21, 2012, among Inland Real Estate Corporation and KeyBank National Association, as Lender and Administrative Agent; Wells Fargo Bank, National Association and Bank of America, N.A., as Lenders and Co- Syndication Agents; KeyBanc Capital Markets, Wells Fargo Securities, LLC, and Merrill Lynch, Pierce, Fenner and Smith Incorporated, as Co-Lead Arrangers; RBS Citizens, National Association d/b/a Charter One, as a Lender and as Co-Documentation Agent; BMO Capital Markets, as Co- Documentation Agent; PNC Bank, National Association as a Lender and the other entities which may become parties as additional Lenders (10)

10.4
First Amendment to Second Amended and Restated Term Loan Agreement, dated as of August 23, 2013, by and among Inland Real Estate Corporation, KeyBank National Association, individually and as Administrative Agent, and the Lenders and other parties thereto (11)

10.5	2005 Equity Award Plan (12)

10.6	Property Acquisition Agreement, dated as of November 1, 2004, by and between Inland Real Estate Acquisitions, Inc. and Inland Real Estate Corporation (13)

10.7	Employment Agreement between Inland Real Estate Corporation and Mark Zalatoris, effective as of January 1, 2014 (14)

10.8	Employment Agreement between Inland Real Estate Corporation and Brett A. Brown, effective as of January 1, 2014 (15)

10.9	Employment Agreement between Inland Real Estate Corporation and D. Scott Carr, effective as of January 1, 2014 (16)

10.10	Employment Agreement between Inland Real Estate Corporation and Beth Sprecher Brooks, effective as of January 1, 2014 (17)

10.11	Employment Agreement between Inland Real Estate Corporation and William W. Anderson, effective as of January 1, 2014 (18)

10.12	Inland Real Estate Corporation 2014 Annual Cash Incentive Plan (19)

10.13	Inland Real Estate Corporation 2014-2016 Long-Term Incentive Program (20)

10.14
Software and Consulting Shared Services Agreement, dated February 13, 2006, among Inland Computer Services, Inland Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Corporation, Inland American Real Estate Trust, Inc., Inland Holdco Management LLC and Inland American Holdco Management LLC (21)

Item No.	Description
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

10.18	Agreement for the Contribution of Limited Liability Company Interests, dated as of October 10, 2006, among Inland Real Estate Corporation, Inland Venture Corporation and IRC-IREX Venture LLC (25)

10.19	Limited Liability Company Agreement of IRC-IREX Venture LLC, dated as of September 5, 2006, among Inland Venture Corporation and Inland Real Estate Exchange Corporation (26)

10.20	Limited Liability Company Agreement of IRC-IREX Venture II LLC, dated as of May 7, 2009, among Inland Exchange Venture Corporation and Inland Real Estate Exchange Corporation (27)

10.21	First Amendment to the Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2011 (28)

10.22
Second Amendment to Limited Liability Company Agreement of IRC-IREX Venture II, LLC, dated as of January 1, 2013, among Inland Exchange Venture Corporation and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation (29)

10.23	Sales Agency Agreement dated November 10, 2009, by and between Inland Real Estate Corporation and BMO Capital Markets Corp. (30)

10.24
Underwriting Agreement dated May 12, 2009 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wachovia Capital Markets, LLC as representatives of the several underwriters named in Schedule A thereto (31)

10.25
Limited Partnership Agreement of INP Retail L.P., dated as of June 3, 2010, among Inland Real Estate Corporation, Stichting Depositary PGGM Private Real Estate Fund, a Dutch foundation, acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants and INP Retail Management Company, LLC (32)

10.26
First Amendment to the Limited Partnership Agreement of INP Retail, L.P. made and entered into as of October 9, 2012 among the Company, Stichting Depositary PGGM Private Real Estate Fund (“Depositary”), a Dutch foundation acting in its capacity as depositary of and for the account and risk of PGGM Private Real Estate Fund, a Dutch fund for the joint account of the participants, and INP Retail Management Company, LLC. (33)

10.27	Dealer-Manager Agreement, dated as of June 29, 2010, by and between Macquarie Capital (USA) Inc. (34)

10.28
Purchase Agreement, dated September 29, 2011, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several Underwriters listed on Schedule A attached thereto, on the other hand (35)

10.29	Unsecured Loan Agreement dated as of November 15, 2011 by and among Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (36)

10.30
First Modification Agreement, dated as of June 28, 2012, to the Unsecured Loan Agreement, dated as of November 15, 2011, by and between Wells Fargo Bank, National Association and Inland Real Estate Corporation. (37)

10.31
Second Modification Agreement (the "Agreement") effective as of November 15, 2011, by and between Wells Fargo Bank, National, Association, as Lender, and Inland Real Estate Corporation, as Borrower. (38)

10.32	Promissory Note, dated as of November 15, 2011, between Inland Real Estate Corporation as Borrower and Wells Fargo Bank National Association as Lender (39)

10.33	Repayment Guaranty, dated as of November 15, 2011, by the subsidiary guarantors identified on the signature page thereto, in favor of Wells Fargo Bank, National Association (40)

10.34	Sales Agency agreement, dated November 16, 2012, among Inland Real Estate Corporation, BMO Capital Markets, Jeffries & Company, Inc. and KeyBanc Capital Markets, Inc. (41)

10.35
Purchase Agreement, dated as of February 28, 2012, among Inland Real Estate Corporation and Wells Fargo Securities, LLC, as the representative of the several underwriters named in Schedule A thereto (42)

Item No.	Description
10.36
Agreement for transfer of membership interest made as of July 1, 2010 by and among Inland Real Estate Corporation (IREC) and New York State Teachers' Retirement System, the sold members of IN Retail Fund, L.L.C., which is the sole member of IN Retail Fund Algonquin Commons, L.L.C., which owns the property commonly known as Algonquin Commons Shopping Center, to transfer all of the membership interests of IN Retail Fund Algonquin Commons, L.L.C., to IREC (43)

10.37
Assignment and Assumption of Membership Interest as of July 1, 2010 from IN Retail Fund, L.L.C. to Inland Real Estate Corporation of all of its interest in IN Retail Fund Algonquin Commons, L.L.C., made subject and pursuant to that certain Agreement for Transfer of Membership Interest (Algonquin Commons Shopping Center) dated as of July 1, 2010 by and among Assignee and New York State Teachers' Retirement Systems (44)

10.38
Amendment to Mortgage entered into as of December 16, 2004 between Teachers Insurance and Annuity Association of America ("Lender") and Algonquin Phase I Associates LLC and Algonquin Commons, LLC (collectively, "Borrower") to amend the Mortgage on Phase I of Algonquin Commons to reflect the making of the Phase II Loan and to confirm that the at the Mortgage, as amended, secures the Note related to the Phase I loan (45)

10.39
Guaranty by Jeffrey R. Anderson, as original Guarantor, to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, dated as of December 2004 to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with that certain Construction Loan Disbursement Agreement dated of even date related to the loan and promissory note, also dated of even date, in the original principal amount of $21,000,000 made by Borrower in favor of Lender related to the property known as Algonquin Commons (46)

10.40
Guaranty by IN RETAIL FUND, L.L.C., to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, to pay and perform when due the Liabilities (as defined in the Guaranty) and to pay on demand the Expenses (as defined in the Guaranty) as a Guaranty of payment and performance, not of collection, made in connection with the assumption by IN RETAIL FUND ALGONQUIN COMMONS, L.L.C. (“Borrower”), of that certain loan (the “Loan”) originally made to the prior owner, which is evidenced by that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to the property known as Algonquin Commons. (47)

10.41
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as lender, related to that certain promissory note dated October 29, 2004, in the original principal amount of $77,300,000. (48)

10.42
LOAN ASSUMPTION AGREEMENT made and entered into as of February 15, 2006 by and between prior owner; JEFFREY R. ANDERSON, as prior guarantor; IN RETAIL FUND ALGONQUIN COMMONS, L.L.C., as Borrower; IN RETAIL FUND, L.L.C., as new guarantor; and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, related to that certain promissory note dated December 16, 2004, in the original principal amount of $21,000,000.00 related to Algonquin Commons Phase II. (49)

10.43
MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made December 2004, by ALGONQUIN COMMONS, LLC, , ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC, and TGH ASSOCIATES, LLC, (collectively, as Borrower), for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in principal amount of $21,000,000 due and payable on November 1, 2014 related to Algonquin Commons Phase II. (50)

10.44
OPEN-END MORTGAGE, ASSIGNMENT OF LEASES AND RENTS, SECURITY AGREEMENT AND FIXTURE FILING STATEMENT made this 29th day of October, 2004, by ALGONQUIN PHASE I ASSOCIATES LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) for the benefit of TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, as Lender, in connection with the loan and promissory note in the maximum principal amount of $77,300,000 due and payable on November 1, 2014 related to Algonquin Commons Phase I. (51)

10.45
Promissory note by ALGONQUIN PHASE I ASSOCIATES· LLC and ALGONQUIN COMMONS, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $77,300,000 related to Algonquin Commons Phase I. (52)

10.46
Promissory note by ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively, as Borrower) to TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA (as Lender) to pay a loan made in the principal sum of $21,000,000 related to Algonquin Commons Phase II. (53)

10.47
Construction Loan Disbursement Agreement entered into effective .as of December 2004, by and between each of ALGONQUIN COMMONS, LLC, ALGONQUIN PHASE II ASSOCIATES LLC, JRA ANDERSON OFFICE PARK, LLC, JRA BEECHMONT TWINS, LLC, JRA FAMILY LIMITED LIABILITY COMPANY, MFF _ ASSOCIATES, LLC and TGH ASSOCIATES, LLC (collectively and jointly and severally as Borrower), and TEACHERS INSURANCE AND ANNUITY ASSOCIATION OF AMERICA, (as Lender) in connection with the $21,000,000 loan made to Algonquin Commons Phase II. (54)

Item No.	Description
10.48
Reformation and Modification of Fifth Amended and Restated Credit Agreement dated April 23, 2013, effective as of August 21,2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner &Smith Incorporation as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (56)

10.49
Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated April 23, 2013, effective as of August 21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a/ Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America, N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (57)

10.50
Reformation and Third Modification of Unsecured Loan Agreement, dated April 12, 2013, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and Wells Fargo Bank, National Association as Lender (58)

10.51
Agreement for the purchase and sale of membership interests in IN Retail Fund, L.L.C. made as of May 24, 2013 by and between New York State Teachers' Retirement System, as Assignor, and Inland Real Estate Corporation, as Assignee (59)

10.52
Underwriting Agreement, dated May 29, 2013 among Inland Real Estate Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and BMO Capital Markets Corp, as representatives of the several underwriters named in Schedule A thereto (60)

10.53
Reformation and Fourth modification of Unsecured Loan Agreement, dated June 20, 2014, effective as of November 15, 2011, to the Unsecured Loan Agreement dated as of November 15, 2011, by and between Inland Real Estate Corporation as Borrower and Wells Fargo Bank, National Association as Lender (61)

10.54
Reformation and Modification of Second Amended and Restated Term Loan Agreement, dated July 3, 2014, effective as of August 21, 2012, to the Second Amended and Restated Term Loan Agreement dated as of August 21, 2012 amount Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America N.A. as Co-Syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-documentation Agent and the several lenders from time to time parties thereto, as Lender (62)

10.55
Reformation and Modification of Fifth Amended and Restated Credit Agreement dated July 3, 2014, effective as of August 21, 2012, to the Fifth Amended and Restated Credit Agreement dated as of August 21, 2012 among Inland Real Estate Corporation as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Co-Lead Arranger and Wells Fargo Bank, National Association as Co-Syndication Agent and Wells Fargo Securities, LLC (f/k/a Wachovia Capital Markets, LLC) as Co-Lead Arranger and Bank of America N.A. as Co-syndication Agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Co-Lead Arranger and RBS Citizens, National Association d/b/a Charter One, as Co-Documentation Agent and Bank of Montreal, as Co-Documentation Agent and the several lenders from time to time parties thereto, as Lenders (63)

10.56
Second Amendment, dated as of July 31, 2014, to Second Amended and Restated Term Loan Agreement by and among Inland Real Estate Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto. (64)

10.57
Second Amendment, dated as of July 31, 2014, to Fifth Amended and Restated Credit Agreement by and among Inland Real Estate Corporation, KeyBank National Association individually and as Administrative Agent, and the Lenders and other parties thereto. (65)

10.58
Purchase Agreement, dated October 10, 2014, by and among Inland Real Estate Corporation, on the one hand, and Wells Fargo Securities, LLC as representative of the several Underwriters listed on Schedule A attached thereto, on the other hand (66)

12.1	Computation of Ratios (*)

14.1	Code of Ethics (55)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 27, 2015 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

Item No.	Description

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (67)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number (001-32185).

(2)
Incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(3)
Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A12B, as filed by the Registrant with the Securities and Exchange Commission on October 14, 2014 (file number 333-181164).

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

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(15)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(16)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(17)	Incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(18)	Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 6, 2014 (file number 001-32185).

(19)	Incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2014 (file number 001-32185).

(20)	Incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 4, 2014 (file number 001-32185).

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

(29)
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

(32)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 9, 2010 (file number 001-32185).

(33)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 15, 2012 (file number 001-32185).

(34)
Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 29, 2010 (file number 001-32185).

(35)
Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2011, as filed by the Registrant with the Securities and Exchange Commission on October 5, 2011 (file number 001-32185).

(36)
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

(39)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(40)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 21, 2011 (file number 001-32185).

(41)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 00132185).

(42)
Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on March 2, 2012 (file number 001-32185).

(43)
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

(56)
Incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(57)
Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(58)
Incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number 001-32185).

(59)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on May 28, 2013 (file number 001-32185).

(60)	Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on June 3, 2013 (file number 001-32185).

(61)
Incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2014 (file number 001-32185).

(62)
Incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2014 (file number 001-32185).

(63)
Incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, as filed by the Registrant with the Securities and Exchange Commission on August 7, 2014 (file number 001-32185).

(64)
Incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 6, 2014 (file number 001-32185).

(65)
Incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 6, 2014 (file number 001-32185).

(66)
Incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on October 15, 2014 (file number 001-32185).

(67)
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