Form 10-Q
period 2015-03-31
INLAND REAL ESTATE CORP
filed 2015-05-07
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
or

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

As of May 7, 2015, there were 100,437,033 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
March 31, 2015 and December 31, 2014
(In thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets:	(unaudited)
Investment properties:
Land	$383,005	385,432
Construction in progress	31,900	23,812
Building and improvements	1,117,402	1,110,360
Total Investment Properties	1,532,307	1,519,604
Less accumulated depreciation	338,053	338,141
Net investment properties	1,194,254	1,181,463

Cash and cash equivalents	10,086	18,385
Accounts receivable, net	44,746	38,211
Mortgages receivable	24,750	24,750
Investment in and advances to unconsolidated joint ventures	160,003	170,720
Acquired lease intangibles, net	83,794	85,858
Deferred costs, net	18,673	18,674
Other assets	34,847	34,890
Total assets	$1,571,153	1,572,951

Liabilities:
Accounts payable and accrued expenses	$58,907	56,188
Acquired below market lease intangibles, net	42,269	41,108
Distributions payable	5,433	5,420
Mortgages payable	376,129	384,769
Unsecured credit facilities	455,000	440,000
Other liabilities	22,638	22,290
Total liabilities	960,376	949,775
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized:
8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,400 issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	110,000	110,000
6.95% Series B Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,000 issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	100,000	100,000
Common stock, $0.01 par value, 500,000 shares authorized; 100,423 and 100,151 Shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,004	1,002
Additional paid-in capital (net of offering costs of $78,497 and $78,372 at March 31, 2015 and December 31, 2014, respectively)	877,341	874,154
Accumulated distributions in excess of net income	(471,459)	(456,120)
Accumulated other comprehensive loss	(6,970)	(6,338)
Total stockholders’ equity	609,916	622,698
Noncontrolling interest	861	478
Total equity	610,777	623,176
Total liabilities and equity	$1,571,153	1,572,951

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three months ended March 31, 2015 and 2014 (unaudited)
(In thousands except per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Rental income	$33,955	35,298
Tenant recoveries	16,739	20,043
Other property income	3,639	506
Fee income from unconsolidated joint ventures	1,434	1,259
Total revenues	55,767	57,106

Expenses:
Property operating expenses	8,920	12,374
Real estate tax expense	10,362	10,080
Depreciation and amortization	16,175	19,114
Provision for asset impairment	9,328	—
General and administrative expenses	6,059	6,092
Total expenses	50,844	47,660

Operating income	4,923	9,446
Other income	413	102
Gain on sale of investment properties, net	1,614	12,850
Gain on sale of joint venture interest	109	108
Interest expense	(7,278)	(8,991)
Income (loss) before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	(219)	13,515

Income tax expense of taxable REIT subsidiaries	(837)	(395)
Equity in earnings of unconsolidated joint ventures	4,089	1,794
Income from continuing operations	3,033	14,914

Income from discontinued operations	—	490
Net income	3,033	15,404

Less: Net (income) loss attributable to the noncontrolling interest	(93)	20
Net income attributable to Inland Real Estate Corporation	2,940	15,424

Dividends on preferred shares	(3,972)	(2,234)
Net income (loss) attributable to common stockholders	$(1,032)	13,190

Basic and diluted earnings attributable to common shares per weighted average common share:

Income (loss) from continuing operations	$(0.01)	0.13

Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$(0.01)	0.13

Weighted average number of common shares outstanding — basic	99,932	99,411

Weighted average number of common shares outstanding — diluted	100,376	99,742

Comprehensive income:
Net income (loss) attributable to common stockholders	$(1,032)	13,190
Unrealized loss on derivative instruments	(632)	(500)
Comprehensive income (loss)	$(1,664)	12,690

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the three months ended March 31, 2015 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2014	8,400	$210,000	100,151	$1,002	$874,154	$(456,120)	$(6,338)	$622,698	$478	$623,176
Issuance of common stock, including DRP	—	—	272	2	3,002	—	—	3,004	—	3,004
Deferred stock compensation, net	—	—	—	—	310	—	—	310	—	310
Offering costs	—	—	—	—	(125)	—	—	(125)	—	(125)
Net income	—	—	—	—	—	2,940	—	2,940	93	3,033
Dividends on preferred shares	—	—	—	—	—	(3,972)	—	(3,972)	—	(3,972)
Distributions declared, common	—	—	—	—	—	(14,307)	—	(14,307)	—	(14,307)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(632)	(632)	—	(632)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	290	290
Balance March 31, 2015	8,400	$210,000	100,423	$1,004	$877,341	$(471,459)	$(6,970)	$609,916	$861	$610,777

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014 (unaudited)
(In thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,033	15,404
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	9,328	—
Depreciation and amortization	16,299	19,214
Amortization of deferred stock compensation	310	203
Amortization on acquired above/below market leases and lease inducements	(48)	85
Gain on sale of investment properties	(1,614)	(13,343)
Equity in earnings of unconsolidated ventures	(4,089)	(1,794)
Gain on sale of joint venture interest	(109)	(108)
Straight line rent	(7)	(735)
Amortization of loan fees	469	793
Amortization of debt premium/discount, net	(118)	(166)
Changes in assets and liabilities:
Restricted cash	—	123
Accounts receivable and other assets, net	(4,600)	(7,556)
Accounts payable and accrued expenses	2,419	4,845
Prepaid rents and other liabilities	(534)	(885)
Net cash provided by operating activities	20,739	16,080

Cash flows from investing activities:
Restricted cash	(1,679)	(1,074)
Proceeds from sale of interest in joint venture, net	4,472	6,718
Purchase of investment properties	(23,420)	(72,826)
Additions to investment properties, net of accrued additions	(14,443)	(5,017)
Proceeds from sale of investment properties, net	5,178	19,901
Distributions from unconsolidated joint ventures	24,342	2,144
Investment in unconsolidated joint ventures	(13,526)	702
Payment of leasing fees	(968)	(970)
Net cash used in investing activities	(20,044)	(50,422)

Cash flows from financing activities:
Issuance of shares, net of offering costs	2,879	376
Loan proceeds	469	17,500
Payoff of debt	(8,991)	(25,052)
Proceeds from the unsecured line of credit facility	35,000	80,000
Repayments on the unsecured line of credit facility	(20,000)	(20,000)
Loan fees	—	(251)
Distributions paid	(18,266)	(16,446)
Contributions from noncontrolling interest	290	25
Payment of earnout liability	(375)	(321)
Net cash provided by (used in) financing activities	(8,994)	35,831

Net increase (decrease) in cash and cash equivalents	(8,299)	1,489
Cash and cash equivalents at beginning of period	18,385	11,258
Cash and cash equivalents at end of period	$10,086	12,747

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$5,693	6,517

Non-cash accrued additions to investment properties	$(41)	822

Non-cash distributions to noncontrolling interests	$—	(14)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

 The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Real Estate Corporation (the “Company”) for the year ended December 31, 2014, which are included in the Company’s 2014 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report on Form 10-Q.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included in this Quarterly Report.

(1)    Organization and Basis of Accounting

Inland Real Estate Corporation (the “Company”), a Maryland corporation, was formed on May 12, 1994.  The Company is a publicly held real estate investment trust (“REIT”) that owns, operates and develops (directly or through its unconsolidated entities) open-air neighborhood, community and power shopping centers and single tenant retail properties located throughout the Central and Southeastern United States. Through wholly-owned subsidiaries, Inland Commercial Property Management, Inc. (“ICPM”) and Inland TRS Property Management, Inc., the Company manages all properties it owns interests in and properties for certain third parties and related parties.

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

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interest in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on a majority exposure to variability that applied to certain investment companies and similar entities. This ASU is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15,

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
03/10/15	Westbury Square	Huntsville	AL	114,904	$23,417

	Total			114,904	$23,417

During the three months ended March 31, 2015, consistent with the Company’s growth initiative, the Company acquired the investment property listed above, which was consolidated upon acquisition. The Company acquired 100% of the beneficial interests of the property.

The following table presents certain additional information regarding the Company’s acquisitions during the three months ended March 31, 2015. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Westbury Square	$3,125	18,638	3,643	(1,989)

Total	$3,125	18,638	3,643	(1,989)

The Company has not included pro forma financial information related to the above properties acquired during the three months ended March 31, 2015. The Company believes pro forma financial information for this single property is immaterial to the consolidated financial statements as of and for the three months ended March 31, 2015.

(3)    Dispositions

During the three months ended March 31, 2015, the Company sold a portion of one investment property. The table below summarizes the property sold, sales price, gain or loss on sale and any necessary asset impairments.

Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale

02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	$5,325	$1,434

				—	4,305	5,325	1,434

(a)	The sale price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

During the three months ended March 31, 2015, the Company recorded $9,328 as provision for asset impairment on its accompanying consolidated statements of operations and comprehensive income. The asset impairments were required because the Company has negotiated sales prices on five investment properties that were below their respective carrying values.

(4)    Mortgages Receivable

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a related joint venture partner for a principal sum of $24,750. The property commonly known as Clybourn Galleria, located in Chicago, Illinois is the collateral for this note. The note accrues interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015. Total interest income earned during the three months ended March 31, 2015 was $309.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

(5)    Joint Ventures

Consolidated Joint Ventures

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a variable interest entity (“VIE”) in accordance with Accounting Standards Codification (“ASC”) Topic 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in our consolidated financial statements and all inter-company balances and transactions are eliminated.

The consolidated results of the Company include the accounts of IRC-IREX Venture II, LLC, while the properties are consolidated, IRC-MAB Southeast, LLC, Tanglewood Parkway Elizabeth City, LLC, and IRC-NARE 1300 Meacham Road, LLC, all of which are VIE’s for which the Company is the primary beneficiary.  The Company has determined that the third-party interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity. Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income.

Joint Venture with IPCC (IRC-IREX Venture II, LLC)

In January 2013, Inland Exchange Venture LLC (“IEV LLC”), formerly known as Inland Exchange Venture Corporation, a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with Inland Private Capital Corporation (“IPCC”), a wholly owned subsidiary of The Inland Group, Inc. (“TIGI”), through June 30, 2015 to continue the joint venture relationship that began in 2006 and to change the fee structure. The joint venture partners are currently in negotiations to extend the joint venture agreement. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEV LLC.  These offerings are structured to sell Delaware Statutory Trust (“DST”) interests in the identified property.  IEV LLC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture. The Company will continue to earn asset management, property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  No properties became deconsolidated during the three months ended March 31, 2015 and 2014.

During the three months ended March 31, 2014, the joint venture with IPCC acquired six investment properties.  No investment properties were acquired through the joint venture with IPCC during the three months ended March 31, 2015. In conjunction with the sales of DST interests, the Company recorded gains of approximately $109 for the three months ended March 31, 2015, as compared to $108 for the three months ended March 31, 2014. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

Joint Venture with MAB (IRC-MAB Southeast, LLC)

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company is required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria is met. As a result, the Company determined it is the primary beneficiary of this VIE. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of March 31, 2015, there were no acquisitions through this joint venture, however, the joint venture has three sites under contract, with closings anticipated during 2015.

Joint Venture with Thompson Thrift Development, Inc. (Tanglewood Parkway Elizabeth City, LLC)

In September 2014, the Company entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that will be located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. (“TTDI”). The joint venture acquired the vacant land for $850. Construction has started and the joint venture anticipates delivery to tenants to begin in the latter half of 2015. The Company will provide 90% of the equity required to fund approved project costs, while TTDI will be responsible for the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that the Company is required to purchase the power center at a discount to fair market value after stabilization and after certain criteria is met. As a result, the Company determined it is the primary beneficiary of this VIE.

Joint Venture with NARE (IRC-NARE 1300 Meacham Road, LLC)

In February 2015, the Company entered into a joint venture to develop 1300 Meacham Road, located in Schaumburg, Illinois with North American Real Estate (“NARE”). The joint venture acquired the property on February 12, 2015 for $4,500, using cash contributed by each partner. The property is a four-acre parcel of land with a 60,000 square foot office building, which will be demolished. The development is anticipated to consist of three pad sites, which will be ground lease or build-to-suit opportunities for single and potentially multi-tenant use. Demolition and construction is expected to begin in the second quarter of 2015. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. The joint venture agreement also provides that the Company is required to purchase the property at a discount to fair market value after stabilization and after certain criteria is met. As a result, the Company determined it is the primary beneficiary of this VIE.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

	March 31, 2015	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$10,422	3,245
Other assets	4,418	4,667
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$14,840	7,912

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$469	—
Other liabilities	866	52

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$1,335	52

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at March 31, 2015	Investment in and advances to unconsolidated joint ventures at March 31, 2015	Investment in and advances to unconsolidated joint ventures at December 31, 2014
INP Retail LP (a)	55%	$156,733	163,305
Oak Property and Casualty	20%	1,213	1,308
TMK/Inland Aurora Venture LLC (b)	40%	(310)	(302)
IRC/IREX Venture II LLC (c)	(d)	2,367	6,409
Investment in and advances to unconsolidated joint ventures		$160,003	170,720
 ________________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with IPCC. Investment in joint venture balance represents the Company’s share of the Delaware Statutory Trust (“DST”) interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property and is in the process of selling ownership interests in that property to outside investors.

The unconsolidated joint ventures had total outstanding debt of $374,542 (total debt, not the Company’s pro rata share) at March 31, 2015 that matures as follows:

Joint Venture Entity	2015	2016	2017	2018	2019	Thereafter	Total
INP Retail LP (a) (b)	$23,671	19,353	26,142	10,318	43,815	225,889	349,188
IRC/IREX Venture II LLC	—	—	—	—	—	25,354	25,354
Total unconsolidated joint venture debt (a)	$23,671	19,353	26,142	10,318	43,815	251,243	374,542
 ________________________________________

(a)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures’ balance sheets at March 31, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,962.

(b)
Includes the mortgage payable for Evergreen Promenade and Pulaski Promenade. Amounts are not included in Joint Venture Financial Information because INP Retail LP accounts for its Evergreen Promenade and Pulaski Promenade joint venture under the equity method of accounting.

INP Retail LP has guaranteed approximately $5,845 of the loans encumbering Evergreen Promenade and Pulaski Promenade. The guarantees are in effect for the entire term of the loans as set forth in the loan documents. INP Retail LP is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived. The Company’s pro rata share of the outstanding guarantee is approximately $3,215. The Company is required to estimate the fair value of the guarantees and, if material, record a corresponding liability. The Company has determined that performance under the guarantee is not probable and the fair value of the guarantee is immaterial as of March 31, 2015 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three months ended March 31, 2015 and 2014 are reflected in the following table.

	Three months ended March 31,
Joint Venture with:	2015	2014
PGGM	$758	575
IPCC	676	684
Fee income from unconsolidated joint ventures	$1,434	1,259

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

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  During the three months ended March 31, 2015 and 2014, the Company recorded $516 and $517, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets. The Company’s maximum total equity contribution is approximately $281,000 and PGGM’s maximum total equity contribution is approximately $230,000.

As of March 31, 2015, the joint venture has acquired a total of approximately $788,000 of retail assets, including those properties contributed by the Company. As of March 31, 2015, PGGM’s remaining maximum potential equity contribution was approximately $24,482 and the Company’s was approximately $29,922.

PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent equity ownership interest in the venture.  The Company is the managing partner of the venture and is responsible for the day-to-day activities of the venture.  The Company determined that this joint venture is not a VIE.  Both partners have the ability to participate in major decisions, as detailed in the joint venture agreement, and therefore, neither partner is deemed to have control of the joint venture.  Therefore, this joint venture is accounted for using the equity method of accounting.

In June 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC (“IBT”). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Park Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and completed construction of the approximately 92,500 square foot shopping center as of December 31, 2014. Evergreen Promenade is 96% leased to national retailers, Mariano’s, which opened during the first quarter of 2015, and PetSmart which opened during the fourth quarter of 2014. Management determined that this joint venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM accounts for this joint venture using the equity method of accounting.

In September 2014, the joint venture with PGGM entered into a second limited liability company agreement with Pine Tree and IBT. This agreement forms a joint venture between the same parties to acquire, develop, operate and manage the property known as Pulaski Promenade, located in Chicago, Illinois. The venture acquired the vacant land parcel for $5,734 and intends

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

to construct approximately 133,000 square feet of gross leasable area, of which approximately 80% has been pre-leased to national retailers. Management determined that this joint venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the joint venture. Therefore, the joint venture with PGGM accounts for this joint venture using the equity method of accounting.

Development Joint Venture

The Company currently has one unconsolidated development joint venture, which was formed for the development or sale of the property commonly known as Savannah Crossing. This property consists of approximately five acres of vacant land, which the joint venture is holding for future sale or potential development.

Joint Venture Financial Information

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	March 31, 2015	December 31, 2014
Balance Sheets:
Assets:
Investment in real estate, net	$775,892	755,656
Other assets	83,377	84,323
Total assets	$859,269	839,979

Liabilities:
Mortgage payable (a) (b)	$359,151	320,883
Other liabilities	77,226	83,514
Total liabilities	$436,377	404,397

Total equity	$422,892	435,582

Total liabilities and equity	$859,269	839,979

Investment in and advances to unconsolidated joint ventures	$160,003	170,720

	Three months ended March 31,
	2015	2014
Statements of Operations:
Total revenues	$28,513	$24,746
Total expenses	(23,610)	(22,760)
Income from operations	$4,903	1,986

Inland’s pro rata share of income from operations (c)	$4,089	1,794
  ________________________________________

(a)	Includes $3,962 of unamortized mortgage premiums and discounts.

(b)
Amount excludes the mortgage payable for Evergreen Promenade and Pulaski Promenade, because these properties are owned through unconsolidated joint ventures of INP Retail LP and are accounted for by INP Retail LP using the equity method of accounting.

(c)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

(6)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at March 31, 2015:

	2015 (a)	2016 (a)	2017	2018		2019		Thereafter	Total
Fixed rate debt	$91,817	9,731	46,959	1,195		38,366		185,709	373,777	(b)
Weighted average interest rate	5.41%	5.00%	5.05%	—%		4.42%		5.25%	5.17%
Variable rate debt	$—	469	—	255,000	(c)(d)	200,000	(e)	—	455,469	(b)
Weighted average interest rate	—%	2.44%	—%	1.96%		1.54%		—%	1.78%
Total	$91,817	10,200	46,959	256,195		238,366		185,709	829,246
 ________________________________________

(a)
Approximately $90,247 of the Company’s mortgages payable mature in the next twelve months.  This maturing debt is secured by the Company’s Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation.

(b)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at March 31, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,883.

(c)
Included in the debt maturing during 2018 is the Company’s unsecured line of credit facility, totaling $205,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.59%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2015, the Company was in compliance with these financial covenants.

(d)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of March 31, 2015, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2015, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2019 is the Company’s $200,000 term loan which matures in July 2019.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of March 31, 2015, the weighted average interest rate on the term loan was 1.54%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2015, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of its investment properties.  The face value of mortgage loans outstanding as of March 31, 2015 was $374,246 and they bore interest at a weighted average interest rate of 5.16% per annum.  Of this amount, $373,777 bore interest at fixed rates ranging from 4.00% to 6.03% per annum and a weighted average fixed rate of 5.17% per annum as of March 31, 2015.  The remaining $469 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.44% per annum as of March 31, 2015.  The consolidated balance sheets at March 31, 2015 include the remaining unamortized mortgages premium/discount of $1,883. As of March 31, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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
March 31, 2015 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of March 31, 2015.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,997 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of March 31, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	March 31, 2015	December 31, 2014
Interest Rate Swap	$60,000	60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	Derivative Liability		Derivative Liability
	As of March 31, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as a cash flow hedge:
Interest rate swap	Other liabilities	$6,970	Other liabilities	6,338

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

The table below presents the effect of the Company’s derivative financial instrument on comprehensive income for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(1,150)	(1,020)
Amount of loss reclassified from accumulated comprehensive income into interest expense	518	520
Unrealized gain (loss) on derivative	$(632)	(500)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of March 31, 2015, the fair value of derivatives in a liability position related to this agreement was $6,970. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $7,447.

Unsecured Credit Facilities

In 2014, the Company entered into amendments to its existing unsecured line of credit facility and term loan, together the “Credit Agreements.”  Under the term loan agreement, the Company borrowed, on an unsecured basis, $200,000.  The aggregate commitment of the Company’s line of credit facility is $275,000. The facility also provided for a $200,000 accordion feature, access to which is at the discretion of the current lending group.  If approved, the terms for the funds borrowed under the accordion feature would be current market terms at the time of the borrowing and not the terms of the existing line of credit facility.  The lending group is not obligated to approve access to the additional funds.

The line of credit facility matures on July 30, 2018 and the term loan matures on July 30, 2019. Borrowings under the Credit Agreements bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the Company’s leverage ratio.

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of March 31, 2015 and December 31, 2014, the outstanding balance on the line of credit facility was $205,000 and $190,000, respectively. As of March 31, 2015, the Company had up to $70,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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
March 31, 2015 (unaudited)

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at March 31, 2015 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$6,970	—
Variable rate debt (b)	—	453,557
Fixed rate debt (b)	—	401,786
Total liabilities	$6,970	855,343

	Fair value measurements at December 31, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$6,338	—
Variable rate debt (b)	—	440,163
Fixed rate debt (b)	—	407,692
Total liabilities	$6,338	847,855
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

(b)
The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance. These instruments are not presented in the accompanying consolidated balance sheets at fair value.

Level 2
The fair value of derivative instruments was estimated based on data observed in the forward yield curve which is widely observed in the marketplace. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the counterparty’s nonperformance risk in the fair value measurements which utilizes Level 3 inputs, such as estimates of current credit spreads. The Company has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative and therefore has classified this in Level 2 of the hierarchy.

Level 3
The fair value of both variable and fixed rate debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At March 31, 2015 and December 31, 2014, the Company used rates of 3.1% and 3.4%, respectively, for fixed rate debt and 1.9% for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s other financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at March 31, 2015 and December 31, 2014.

(8)    Stockholder’s Equity

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the “Agents”). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150,000 from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  During the three months ended March 31, 2015, the Company issued approximately 230 shares of its common stock through the ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,550 in gross proceeds, offset by approximately $38 in commission and fees. As of March 31, 2015, approximately $137,000 remained available for sale under the ATM issuance program.

(9)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended March 31, 2015.

Gain (loss) on derivative instrument
Balance at December 31, 2014	$(6,338)

Unrealized loss on valuation of swap agreements	(1,150)
Reclassification of realized interest on swap agreements	518
Net other comprehensive income (loss)	(632)

Balance at March 31, 2015	$(6,970)

(10)    Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $7 and $735 for the three months ended March 31, 2015 and 2014, respectively of rental income for the period of occupancy for which stepped rent increases apply and $23,391 and $23,384 in related accounts receivable as of March 31, 2015 and December 31, 2014, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

The Company engages in certain activities through Inland Venture LLC (“IV LLC”) (formerly known as Inland Venture Corporation), IEV LLC and Inland TRS Property Management, Inc., wholly-owned taxable REIT subsidiaries. These entities engage in activities that would otherwise produce income that would not be REIT qualifying income, including, but not limited to, managing properties owned through certain of the Company’s joint ventures and the sale of ownership interests through the Company’s IPCC joint venture. The taxable REIT subsidiaries are subject to federal and state income and franchise taxes from these activities.

The Company had no uncertain tax positions as of March 31, 2015.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of March 31, 2015. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three months ended March 31, 2015 and 2014 or in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. As of March 31, 2015, returns for the calendar years 2011 through 2014 remain subject to examination by U.S. and various state and local tax jurisdictions.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(12)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of March 31, 2015 and December 31, 2014, options to purchase 61shares of common stock, in each period, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of March 31, 2015, 793 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 344 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended March 31,
	2015		2014
Numerator:
Income from continuing operations	$3,033		14,914
Income from discontinued operations	—		490
Net income	3,033		15,404
Less: Net (income) loss attributable to the noncontrolling interest	(93)		20
Net income attributable to Inland Real Estate Corporation	2,940		15,424
Dividends on preferred shares	(3,972)		(2,234)
Net income (loss) attributable to common stockholders	$(1,032)		13,190
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	99,932		99,411
Effect of dilutive securities:
Unvested restricted shares	444	(a)	331	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	100,376		99,742
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

(13)    Transactions with Related Parties

The Company pays or has paid affiliates of TIGI for real estate-related brokerage services and various administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock as of March 31, 2015.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI. The Company also leases its corporate office from TIGI affiliates.

Effective July 1, 2014, the Company terminated its contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. The Company has hired internal staff to handle loan servicing and property tax reduction services and engaged a third party broker to handle its insurance consultation and placement services.

During the three months ended March 31, 2015, the Company began the process of transitioning its computer services from a TIGI affiliate to a third-party managed service provider. The transition is expected to be complete before the end of 2015 and at the time of full transition, the Company does not expect to incur additional fees for these services from TIGI affiliates.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended March 31,
	2015	2014
Loan servicing	$—	33
Property tax payment/reduction work	—	55
Computer services	341	178
Other service agreements	59	64
Broker commissions	—	102
Office rent and reimbursements	207	148

Total	$607	580

Joel Simmons, one of the Company’s directors, is the Executive Managing Director of Newmark Grubb Knight Frank (“NGKF”), a global provider of real estate services. The Company’s joint venture with PGGM paid mortgage brokerage fees to NGKF of $195 for the three months ended March 31, 2015. No mortgage brokerage fees were paid to NGKF during the three months ended March 31, 2014. Mr. Simmons had an indirect personal interest as a broker in this transaction.

On February 10, 2015, the Company entered into a Limited Liability Company Agreement with NARE to acquire, develop, operate and manage an investment property located in Schaumburg, Illinois. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with the principal of NARE in the amount of $24,750. Reference is made to Note 4, Mortgages Receivable for a description of the loan arrangement with the NARE principal.

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

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  The Company aggregates its properties into one reportable segment because all properties have similar characteristics and the Company evaluates the collective performance of its properties. Accordingly, the Company has concluded that it has a single reportable segment.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
March 31, 2015 (unaudited)

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

(16)    Subsequent Events

The Company has evaluated events subsequent to March 31, 2015 through May 7, 2015, the date of the financial statement issuance.

Acquisitions
On April 2, 2015, the Company’s joint venture with PGGM acquired Cedar Center North, located in South Euclid, Ohio from an unaffiliated third party for approximately $15,400, subject to future earnout payments, and assumed a secured loan for approximately $10,800. Cedar Center North consists of approximately 61,000 square feet of gross leasable area.

On May 7, 2015, the Company’s joint venture with PGGM acquired Creekside Commons, located in Mentor, Ohio from an unaffiliated third party for approximately $28,300 and assumed a secured loan of approximately $16,500. Creekside Commons consists of approximately 202,000 square feet of gross leasable area.

Distributions
On April 15, 2015, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on April 1, 2015.

On April 15, 2015, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on May 15, 2015 to the stockholders of record at the close of business on May 1, 2015.

On April 15, 2015, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on April 1, 2015.

On April 15, 2015, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock. This distribution is payable on May 15, 2015 to the stockholders of record at the close of business on May 1, 2015.

On April 17, 2015, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on March 31, 2015.

On April 17, 2015, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on May 18, 2015 to the stockholders of record at the close of business on April 30, 2015.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as “seek,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under Item 1A”Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2015 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

In this report, all references to “we,” “our” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.   All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, and number of leases.

Executive Summary

We strive to be a leading owner and operator of high-quality, necessity and value-based retail centers in prime locations throughout the Central and Southeastern United States. We seek to provide predictable, sustainable cash flows and continually enhance shareholder value through the expert management and strategic improvement of our portfolio of premier retail properties.

We have qualified and elected to be taxed as a real estate investment trust (“REIT”). Inland Real Estate Corporation is a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Central and Southeastern United States. Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all of the properties we own interests in as well as properties for certain third parties and related parties.  Our investment properties are typically anchored by stores which provide everyday goods and services to consumers, such as grocery, drug or discount stores, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate the impact of tenant defaults by maintaining a diversified tenant base.  As of March 31, 2015, no single tenant accounted for more than approximately 4.8% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation (“IPCC”).

As of March 31, 2015, we owned interests in 161 investment properties, including 60 properties owned by our unconsolidated joint ventures.

Long-term Goals and Objectives

Management has implemented a strategic plan designed to accelerate internal growth, improve and diversify our portfolio and strengthen our balance sheet, with the ultimate goal of obtaining an investment-grade rating. The components of the plan are as follows:

•	Continue to improve our tenant diversification and expand our geographic concentration, with increased footprints in the Central and Southeastern U.S.

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•
Continue to reduce the cost and extend the term of our debt and reduce our overall leverage over time, which we believe will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

In executing these objectives, during the three months ended March 31, 2015, we:

•
acquired one investment property in Alabama for our consolidated portfolio, one in Minnesota for our PGGM joint venture and a development property in Schaumburg, Illinois for our new joint venture with North American Real Estate for an aggregate purchase price of $54,221.

•	sold two outlot pads for approximately $5,840, the proceeds from which were used to partially fund the acquisition of investment properties.

•	repaid approximately $8,500 of consolidated mortgages payable, resulting in a decrease in outstanding secured debt.
As part of our growth strategy, management has implemented external growth initiatives focusing on investments in unconsolidated joint venture activities. Because certain joint ventures are unconsolidated, we are not able to present a complete picture of the impact these ventures have on our consolidated financial statements. We have included pro rata consolidated information in the Non-GAAP Financial Measures section of this Quarterly Report on Form 10-Q, which includes adjustments for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance and operating metrics to those of other REITs in our peer group.

Total assets under management include consolidated assets, unconsolidated assets at 100% and assets that we do not have an ownership interest in, but that we manage on behalf of a third party. As of March 31, 2015, total assets under management were approximately $3,090,939 and produced total revenues of $97,541 for the three months ended March 31, 2015.

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

Acquisition Strategies

We seek to selectively acquire well-located, open-air retail centers that meet our investment criteria.  We will, from time to time, acquire properties either without financing contingencies or by assuming existing debt to provide us with a competitive advantage over other potential purchasers that require financing or financing contingencies.  Additionally, we concentrate our property acquisitions in areas where we have, or seek to have, a large market concentration.  In doing this, we believe we are able to achieve operating efficiencies and possibly lease several locations to retailers expanding in our markets.

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

We believe that joint ventures support our strategic goals of expanding our footprint to improve diversification, while utilizing our partner’s capital and preserving liquidity on our balance sheet. Additionally, the joint ventures provide us with ongoing fee income that enhances our results of operations from our core portfolio.

To support our ongoing effort to expand our footprint into new markets, in November 2013, we entered into a joint venture with MAB, an affiliate of Melbourne Australia-based MAB Corporation to develop grocery-anchored shopping centers in select markets throughout the Southeastern United States in metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000 square foot grocery store with approximately 20,000 square feet of additional retail space. Additionally, in September 2014, we entered into a joint venture to develop a single grocery anchored asset in North Carolina.

Additionally, we participate in a joint venture with IPCC that acquires properties which are ultimately sold to investors through a private offering of interests in Delaware Statutory Trusts (“DSTs”).  We earn fees from the joint venture for providing asset management, property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management; even after all of the interests in a particular DST have been sold.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at March 31, 2015 and December 31, 2014 were $10,086 and $18,385, respectively. The higher cash balance at December 31, 2014 reflects proceeds from the sale of vacant land and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the three months ended March 31, 2015 and 2014.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our dividend reinvestment plan and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of March 31, 2015, we were in compliance with all financial covenants under our various debt agreements, and we had up to $70,000 available under our $275,000 line of credit facility and an additional $200,000 available under an accordion feature, subject to approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.  We use our cash primarily to pay distributions to our stockholders, for operating expenses at our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties, to meet joint venture commitments, to repay draws on the line of credit facility and for retiring mortgages payable.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in “at the market” or “ATM” issuances. Under this ATM program, we may issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the “Agents”) act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our “ATM issuance program.” During the three months ended March 31, 2015, we issued approximately 230 shares of our common stock through our ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,550 in gross proceeds, offset by approximately $38 in commissions and fees. As of March 31, 2015, approximately $137,000 remains available for sale under our ATM issuance program.

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

Approximately $90,247 of consolidated debt, including required monthly principal amortization, matures in the next twelve months. This maturing debt is secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. Reference is made to the Total Debt Maturity Schedule in Note 6, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of March 31, 2015, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment grants additional time to acquire assets and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of March 31, 2015, PGGM’s remaining maximum potential contribution was approximately $24,482 and ours was approximately $29,922.

In November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon our site approval, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we are required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of March 31, 2015, this joint venture had not acquired any properties, but it had three sites under contract, with closings anticipated during 2015.

In September 2014, we entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that is located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. (“TTDI”). The joint venture acquired the vacant land for $850. Construction has started and the joint venture anticipates delivery to tenants to begin in the latter half of 2015. We will provide 90% of the equity required to fund approved project costs, while TTDI will be responsible for the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that we are required to purchase the power center at a discount to fair market value after stabilization and after certain criteria are met.

One of our goals is to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We believe that the stability of our portfolio, the lack of new supply of retail space in our targeted markets, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income. We currently have several projects underway and others under consideration. During 2015, we expect to invest a total of approximately $40,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts, which is higher than amounts spent in the past two years. This increase in spending is reflective of planned redevelopment projects during 2015. During the three months ended March 31, 2015, we invested approximately $8,000 on such capital items. We expect to continue to fund these improvements using cash from operations and draws on our unsecured line of credit facility.

The table below reflects our current development pipeline:

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion	Development Costs psf (completed projects)
Active Development Projects
Pulaski Promenade Chicago, IL INP Retail LP (1)	Michaels, Ross Dress for Less, Marshall's, Shoe Carnival, PetSmart	Q4 2015	$26,458	3,871	12,252	3,848	133,281	—
Tanglewood Pavilion Elizabeth City, NC IRC/Thompson Thrift	TJ Maxx, Ross Dress for Less, Hobby Lobby, Wal-Mart(non-owned)	Q4 2015	22,126	3,945	5,989	3,945	157,847	—
Shoppes at Rainbow Landing Rainbow City, AL Consolidated	Publix	Q4 2015	12,679	12,679	5,303	5,303	64,759	—
1300 Meacham Road Schaumburg, IL IRC/NARE	None	Q3 2016	8,500	8,075	4,534	4,378	10,000-18,000	—
Southshore Shopping Center Boise, ID Consolidated	Gordmans, Albertsons (non-owned)	—	—	—	5,910	5,910	106,972	—

Redevelopment Projects
Joliet Commons Ph I & II Joliet, IL Consolidated	Dick's Sporting Goods, DSW Shoe Warehouse	Q3 2015	6,630	6,630	133	133	—	—
Dunkirk Square Maple Grove, MN Consolidated	Hobby Lobby	Q3 2015	1,600	1,600	28	28	—	—

Land Held for Development
Savannah Crossing Aurora, IL TMK/Inland Aurora Venture LLC	Wal-Mart (non-owned), Walgreens (non-owned)	—	—	—	2,067	—	—	—
North Aurora Towne Centre North Aurora, IL Consolidated	Best Buy, Target (non-owned), JC Penney (non-owned)	—	—	—	12,171	12,171	—	—

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion	Development Costs psf (completed projects)
Shops at Lakemoor Lakemoor, IL Consolidated	None	—	—	—	11,009	11,009	—	—

(1)	The estimated budget is shown net of approximately $5,900 of anticipated TIF proceeds, the final amount of which will be determined upon project completion.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the three months ended March 31, 2015 and the year ended December 31, 2014.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
03/10/15	Westbury Square	Huntsville	AL	114,904	—	$23,417	6.50%	100%
03/27/14	Mokena Marketplace	Mokena	IL	49,058	4,300	13,737	7.25%	76%

PGGM Joint Venture
02/02/15	Argonne Village	Lakeville	MN	109,869	—	26,304	6.61%	100%
09/10/14	Pulaski Promenade (c)	Chicago	IL	—	—	7,150	(c)	(c)
08/19/14	Princess City Plaza	Mishawaka	IN	172,181	6,327	28,608	7.37%	100%
06/30/14	Newport Pavilion (d)	Newport	KY	205,053	131,854	66,920	6.50%	90%

IPCC Joint Venture
03/19/14	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
02/26/14	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
02/12/14	BJ’s Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
01/02/14	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
01/01/14	O’Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
01/01/14	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%

TTDI Joint Venture
09/26/14	Tanglewood Pavilions (e)	Elizabeth City	NC	—	—	850	(e)	(e)

IRC-NARE Joint Venture
02/12/15	1300 Meacham Road (f)	Schaumburg	IL	—	—	4,500	(f)	(f)

				959,312	150,081	230,675
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(c)	Our joint venture with PGGM acquired vacant land to develop a 133,000 square foot retail building through a development partnership that is 80% pre-leased to national tenants.

(d)
Newport Pavilion Phase I consisting of 95,400 square feet of GLA and 126,938 ground lease square feet was purchased on June 30, 2014 for $43,279. Newport Pavilion Phase II consisting of 109,653 square feet of GLA was purchased on October 16, 2014 for $23,641 and 4,916 ground lease square feet was purchased through an earnout. This property is also subject to future earnout payments of approximately $13,000, of which $5,044 has already been paid.

(e)	Our joint venture with Thompson Thrift Development, Inc. acquired vacant land to develop a 158,000 square foot retail building that is approximately 70% pre-leased.

(f)	Our joint venture with North American Real Estate acquired land to develop three pad sites which will be ground lease or build-to-suit opportunities.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the three months ended March 31, 2015 and the year ended December 31, 2014.

Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	$5,325	$1,434	$—
06/26/14	Gateway Square	Hinsdale	IL	39,710		10,000	3,295	—
06/16/14	Winfield Pointe Center	Winfield	IL	19,888		2,500	(346)	—
05/16/14	Lake Park	Michigan City	IN	114,867		3,900	—	222
04/18/14	Disney	Celebration	FL	166,131		25,700	7,030	—
03/11/14	River Square	Naperville	IL	58,260		16,750	10,941	—
02/04/14	Golf Road Plaza	Niles	IL	25,992		3,300	742	—
01/24/14	Dominick’s	Countryside	IL	62,344		3,000	1,167	—

IPCC Joint Venture (a)
03/03/14	7-Eleven Portfolio (b)	(b)	OH	29,813		31,625	—	—
01/14/14	Discount Retail II Portfolio (c)	(c)	(c)	100,500		13,882	—	—

				617,505	4,305	$115,982	$24,263	$222
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

The table below presents development property dispositions during the three months ended March 31, 2015. There were no development property dispositions during the year ended December 31, 2014.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)

TTDI Joint Venture
01/16/15	Tanglewood Pavilion	Elizabeth City	NC	—	1.10	$515	$72

				—	1.10	$515	$72
________________________________________

(a)	Amounts shown are our pro-rata share.

Critical Accounting Policies

Disclosures discussing all critical accounting policies are set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on February 27, 2015, under the heading “Critical Accounting Policies.”  No significant changes have been made to the critical accounting policies subsequent to December 31, 2014.

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. We do not expect adoption of this ASU to have a material impact in our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. The ASU changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interest in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on a majority exposure to variability that applied to certain investment companies and similar entities. This ASU is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. We are evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. The Company does not expect adoption of this ASO to have a material impact on its consolidated financial statements.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the three months ended March 31, 2015 and 2014:

	2015	2014

Net cash provided by operating activities	$20,739	16,080

Net cash used in investing activities	$(20,044)	(50,422)

Net cash provided by (used in) financing activities	$(8,994)	35,831

2015 Compared to 2014

Net cash provided by operating activities was $20,739 for the three months ended March 31, 2015, as compared to $16,080 for the three months ended March 31, 2014.  The increase in cash provided by operating activities was due to an improvement in property operations. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $20,044 for the three months ended March 31, 2015, as compared to $50,422 for the three months ended March 31, 2014.  The primary reason for the decrease in cash used in investing activities was the use of $23,420 to purchase investment properties and $14,443 for additions to investment properties during the three months ended March 31, 2015, as compared to the use of $72,826 to purchase investment properties and $5,017 for additions to investment properties during the three months ended March 31, 2014.  Additionally, we invested $14,228 more in our unconsolidated joint ventures during the three months ended March 31, 2015. Partially offsetting this increase in cash was the receipt of $24,342 in distributions from our unconsolidated joint ventures during the three months ended March 31, 2015, as compared to receiving $2,144 in distributions during the three months ended March 31, 2014.

Net cash used in financing activities was $8,994 for the three months ended March 31, 2015, as compared to net cash provided by financing activities of $35,831 during the three months ended March 31, 2014.  The primary reason for the decrease in cash from financing activities was the receipt of $60,000 in net proceeds from our unsecured line of credit facility during the three months ended March 31, 2014, as compared to net proceeds of only $15,000 during the three months ended March 31, 2015.

Results of Operations

This section describes and compares our results of operations for the three months ended March 31, 2015 and 2014.  At March 31, 2015, we had ownership interests in 38 single-user retail properties, 49 Neighborhood Centers, 33 Community Centers, 40 Power Centers and one Lifestyle Center.  We generate almost all of our net operating income from property operations.

One metric that management uses to evaluate our overall portfolio is same store net operating income. Same store net operating income, which is the net operating income of properties owned during the same periods during each year ("same store" properties), is considered a non-GAAP financial measure because it does not include straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense. We provide same store net operating income as another metric to compare the results of property operations for the three months ended March 31, 2015 and 2014. We also provide a reconciliation of these amounts to the most comparable U.S. GAAP measure, net income attributable to common stockholders.

Same store net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not a product of management, such as depreciation and interest expense. A total of 94 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.5 million square feet.  The “same store” investment properties represent approximately 90% of the square footage of our consolidated portfolio at March 31, 2015.

In the table below, “other investment properties” includes activity from properties acquired and properties disposed of during the three months ended March 31, 2015 and the year ended December 31, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, properties undergoing significant redevelopment and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

The following table presents property net operating income, broken out between “same store” and “other investment properties,” for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Rental income and tenant recoveries:
"Same store" investment properties, 94 properties
Rental income	$30,144	29,618
Tenant recovery income	14,889	16,146
Other property income	785	392
"Other investment properties”
Rental income	3,746	5,020
Tenant recovery income	1,850	3,897
Other property income	183	110
Total property income	$51,597	55,183

Property operating expenses:
"Same store" investment properties, 94 properties
Property operating expenses	$7,358	10,169
Real estate tax expense	9,159	8,757
"Other investment properties"
Property operating expenses	1,255	2,014
Real estate tax expense	1,203	1,323
Total property operating expenses	$18,975	22,263

Property net operating income
"Same store" investment properties	$29,301	27,230
"Other investment properties"	3,321	5,690
Total property net operating income	$32,622	32,920

Other income:
Straight-line rents	$6	735
Amortization of lease intangibles	59	(75)
Lease termination income	2,671	4
Other income	413	102
Fee income from unconsolidated joint ventures	1,434	1,259
Gain on sale of investment properties, net	1,614	12,850
Gain on sale of joint venture interest	109	108

Equity in earnings of unconsolidated joint ventures	4,089	1,794

Other expenses:
Income tax expense of taxable REIT subsidiaries	(837)	(395)
Bad debt expense	(307)	(191)
Depreciation and amortization	(16,175)	(19,114)
General and administrative expenses	(6,059)	(6,092)
Interest expense	(7,278)	(8,991)
Provision for asset impairment	(9,328)	—

Income from continuing operations	3,033	14,914
Income from discontinued operations	—	490
Net income	3,033	15,404

Less: Net (income) loss attributable to the noncontrolling interest	(93)	20
Net income attributable to Inland Real Estate Corporation	2,940	15,424

Dividends on preferred shares	(3,972)	(2,234)

Net income (loss) attributable to common stockholders	$(1,032)	13,190

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2015 with the results of the same investment properties during the three months ended March 31, 2014), property net operating income increased $2,071 with total property income decreasing $338 and total property operating expenses decreasing $2,409.

Net income attributable to common stockholders decreased $14,222 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Rental income
Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $526 on a “same store” basis, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including “other investment properties,” total rental income decreased $748 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This decrease is due to loss of rental income upon disposition of investment properties.

Tenant recovery income
Tenant recovery income decreased $1,257 on a “same store” basis, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  Including “other investment properties,” total tenant recovery income decreased $3,304 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  The primary reason for the decrease in tenant recovery income is a corresponding decrease in the amount of property operating expenses, which are recoverable under tenant leases. Partially offsetting the decrease in recovery income are income true-up adjustments recorded in each period upon completion of annual tenant reconciliations.

Property operating expenses
Property operating expenses decreased $2,811 on a “same store” basis for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  Including “other investment properties,” total property operating expenses decreased $3,570 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  The primary reason for the decrease in property operating expenses is a decrease in snow removal costs and routine maintenance costs as a result of the more severe winter weather in 2014 and the elimination of expenses upon disposition of investment properties.

Real estate tax expense
Real estate tax expense increased $402 on a “same store” basis for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  Including “other investment properties,” total real estate tax expense increased $282 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.

Lease termination income
Lease termination income increased $2,667 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The primary reason for the increase was the receipt of approximately $2,620 from two tenants at two different properties upon termination of their leases before expiration. These leases were terminated because we had executed leases with better credit replacement tenants and implemented a plan to undergo significant redevelopment of these investment properties.

Gain on sale of investment properties, net
Gain on sale of investment properties, net decreased $11,236 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014 due to decreased disposition activity during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $2,295 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we were granted possession of two vacant buildings which had been previously occupied by tenants under ground leases. Upon expiration of the leases, ownership of the buildings was transferred to us, according to the lease provisions, resulting in income to the joint venture of approximately $2,347. Our pro rata share of this amount, equal to $1,291, is included in equity in earnings of unconsolidated joint ventures. Additionally, the increase is due to increased net income on the unconsolidated pool of properties, primarily from acquisitions through our joint venture with PGGM.

Depreciation and amortization
Depreciation and amortization decreased $2,939 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, due to the write-off of assets upon early termination of certain leases and upon being fully amortized. Additionally the decrease is due to reduced expense upon sale of certain investment properties during the three months ended March 31, 2015. Partially offsetting this decrease in depreciation and amortization is depreciation expense recorded on newly acquired investment properties and tenant improvements for work related to new leases.

Interest expense
Interest expense decreased $1,713 for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease in interest expense is due primarily to a decrease in mortgage interest and related loan fee amortization due to the repayment of certain loans. Additionally, the decrease is related to the elimination of interest expense and the amortization of the discount upon repayment of our convertible notes during fourth quarter of 2014.

Provision for asset impairment
Provision for asset impairment during the three months ended March 31, 2015 was $9,328. During the three months ended March 31, 2015, the Company recorded $9,328 as provision for asset impairment on its accompanying consolidated statements of operations and comprehensive income. The asset impairments were required because the Company has negotiated sales prices on five investment properties that were below their respective carrying values.

Portfolio Activity

During the three months ended March 31, 2015, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the three months ended March 31, 2015, we executed seven new, 40 renewal and eight non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating 405,697 square feet on our consolidated portfolio.  The seven new leases comprise 38,432 square feet with an average rental rate of $18.73 per square foot, a 23.5% increase over the average expiring rate.  The 40 renewal leases comprise 236,560 square feet with an average rental rate of $14.76 per square foot, an 8.4% increase over the average expiring rate.  The eight non-comparable leases comprise 130,705 square feet with an average base rent of $10.63 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.

The following table shows the results of our leasing activity during the three months ended March 31, 2015 on the vacant gross leasable area in our consolidated portfolio.

Vacant GLA at January 1, 2015	604,408

New vacant space during the period	205,766
New vacant space resulting from acquisitions	—
Vacancies filled during the period	(63,197)
Vacant space sold	—

Vacant GLA at March 31, 2015	746,977

During the remainder of 2015, 110 leases, comprising 408,157 square feet and accounting for approximately 4.6% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $15.65 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of March 31, 2015, December 31, 2014, and March 31, 2014 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
Consolidated Occupancy (a)
Leased Occupancy (b)	94.4%	94.8%	94.8%
Financial Occupancy (c)	92.3%	93.3%	92.6%
Same Store Leased Occupancy (b)	94.6%	95.0%	94.8%
Same Store Financial Occupancy (c)	93.0%	93.3%	92.4%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.4%	96.7%	96.4%
Financial Occupancy (c)	94.7%	93.5%	95.9%
Same Store Leased Occupancy (b)	95.8%	96.4%	96.4%
Same Store Financial Occupancy (c)	94.2%	94.8%	95.9%

Total Occupancy (a)
Leased Occupancy (b)	95.0%	95.4%	95.2%
Financial Occupancy (c)	93.0%	93.4%	93.5%
Same Store Leased Occupancy (b)	94.9%	95.4%	95.3%
Same Store Financial Occupancy (c)	93.4%	93.8%	93.4%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	94.9%	95.3%	95.1%

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	92.9%	93.2%	93.3%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	97.9%	98.1%	98.1%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	88.1%	89.0%	88.2%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 5, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of March 31, 2015, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three months ended March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$(1,032)	13,190
Gain on sale of investment properties	(1,434)	(13,343)
Impairment of depreciable operating property	9,328	—
Equity in depreciation and amortization of unconsolidated joint ventures	4,978	4,192
Amortization on in-place lease intangibles	3,810	6,410
Amortization on leasing commissions	489	454
Depreciation, net of noncontrolling interest	11,876	12,250
Funds From Operations attributable to common stockholders	28,015	23,153

Lease termination income	(2,671)	(4)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(106)	(77)
Recurring Funds From Operations attributable to common stockholders	$25,238	23,072

Net income (loss) attributable to common stockholders per weighted average common share — basic and diluted	$(0.01)	0.13

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.28	0.23

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.25	0.23

Weighted average number of common shares outstanding, basic	99,932	99,411
Weighted average number of common shares outstanding, diluted	100,376	99,742

Distributions declared, common	$14,307	14,214
Distributions per common share	$0.14	0.14

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

	Three months ended March 31,
	2015		2014
Net income attributable to Inland Real Estate Corporation	$2,940		15,424
Gain on sale of investment properties	(1,434)		(13,343)
Gain on sale of development properties	(72)		—
Income tax expense of taxable REIT subsidiaries	837		395
Interest expense	7,278		8,991
Interest expense associated with unconsolidated joint ventures	2,077		1,989
Depreciation and amortization	16,175		19,114
Depreciation and amortization associated with unconsolidated joint ventures	4,978		4,192
EBITDA	32,779		36,762

Lease termination income	(2,671)		(4)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(106)		(77)
Impairment loss, net of taxes:
Provision for asset impairment	9,328		—
Recurring EBITDA	$39,330		36,681

Total Interest Expense	$9,355		10,980

EBITDA: Interest Expense Coverage Ratio	3.5	x	3.3	x

Recurring EBITDA: Interest Expense Coverage Ratio	4.2	x	3.3	x

Pro Rata Consolidated Information
These schedules present certain Non-GAAP pro-rata consolidated information as of and for the three months ended March 31, 2015. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance, size and operating metrics to those of other REITs in our peer group. The Company believes this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information:

	At March 31, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,532,307	(816)	377,974	2,067	4,169	1,915,701
Total assets	1,571,153	(2,451)	272,480	2,450	2,323	1,845,955
Mortgages payable	376,129	(47)	192,636	—	1,735	570,453
Total liabilities	960,376	(108)	217,120	1,610	1,980	1,180,978

	At December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,519,604	(325)	364,463	2,062	12,790	1,898,594
Total assets	1,572,951	(1,886)	251,697	2,455	7,640	1,832,857
Mortgages payable	384,769	—	168,689	—	6,267	559,725
Total liabilities	949,775	19	196,082	1,607	6,823	1,154,306

	For the three months ended March 31, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$55,767	—	14,061	(1)	162	69,989
Total expenses	50,844	(15)	9,757	5	81	60,672
Operating income (loss)	4,923	15	4,304	(6)	81	9,317

	For the three months ended March 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$57,106	—	13,043	—	59	70,208
Total expenses	47,660	(20)	9,719	2	81	57,442
Operating income (loss)	9,446	20	3,324	(2)	(22)	12,766

Subsequent Events

Reference is made to Note 16, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of March 31, 2015, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2015 (a)	2016 (a)	2017	2018		2019		Thereafter	Total		Fair Value (b)
Fixed rate debt	$91,817	9,731	46,959	1,195		38,366		185,709	373,777	(c)	401,786
Weighted average interest rate	5.41%	5.00%	5.05%	—%		4.42%		5.25%	5.17%		—
Variable rate debt	$—	469	—	255,000	(d)(e)	200,000	(f)	—	455,469	(c)	453,557
Weighted average interest rate	—%	2.44%	—%	1.96%		1.54%		—%	1.78%		—
Total	$91,817	10,200	46,959	256,195		238,366		185,709	829,246		855,343
  ________________________________________

(a)
Approximately $90,247 of our mortgages payable mature in the next twelve months.  This maturing debt is secured by our Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at March 31, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,883.

(d)
Included in the debt maturing during 2018 is our unsecured line of credit facility, totaling $205,000.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of March 31, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.59%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2015, we were in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of March 31, 2015, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2015, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2019 is our $200,000 term loan, which matures in July 2019.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of March 31, 2015, the weighted average interest rate on the term loan was 1.54%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2015, we were in compliance with these financial covenants.

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

At March 31, 2015, approximately $455,500, or 55%, of our debt bore interest at variable rates, with a weighted average rate of 1.78% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $1,139 for the three months ended March 31, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of March 31, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended March 31, 2015, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2014.

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

31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 7, 2015, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (1)
_____________________________________________________________________

(1)
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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris Director, President and Chief Executive Officer (principal executive officer)
Date:	May 7, 2015

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	May 7, 2015

Exhibit Index

Item No.        Description

31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 7, 2015, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (1)
_____________________________________________________________________

(1)
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