Form 10-Q
period 2015-06-30
INLAND REAL ESTATE CORP
filed 2015-08-06
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
or

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

As of August 6, 2015, there were 100,531,731 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
June 30, 2015 and December 31, 2014
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets:	(unaudited)
Investment properties:
Land	$382,806	385,432
Construction in progress	41,143	23,812
Building and improvements	1,126,728	1,110,360
Total Investment Properties	1,550,677	1,519,604
Less accumulated depreciation	345,715	338,141
Net investment properties	1,204,962	1,181,463

Cash and cash equivalents	14,579	18,385
Accounts receivable, net	41,028	38,211
Mortgages receivable	24,750	24,750
Investment in and advances to unconsolidated joint ventures	169,212	170,720
Acquired lease intangibles, net	84,207	85,858
Deferred costs, net	17,956	18,674
Other assets	35,460	34,890
Total assets	$1,592,154	1,572,951

Liabilities:
Accounts payable and accrued expenses	$64,432	56,188
Acquired below market lease intangibles, net	42,689	41,108
Distributions payable	5,435	5,420
Mortgages payable	380,339	384,769
Unsecured credit facilities	475,000	440,000
Other liabilities	21,346	22,290
Total liabilities	989,241	949,775
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized:
8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,400 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	110,000	110,000
6.95% Series B Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,000 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	100,000	100,000
Common stock, $0.01 par value, 500,000 shares authorized; 100,517 and 100,151 Shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,005	1,002
Additional paid-in capital (net of offering costs of $78,544 and $78,372 at June 30, 2015 and December 31, 2014, respectively)	878,046	874,154
Accumulated distributions in excess of net income	(481,084)	(456,120)
Accumulated other comprehensive loss	(5,966)	(6,338)
Total stockholders’ equity	602,001	622,698
Noncontrolling interest	912	478
Total equity	602,913	623,176
Total liabilities and equity	$1,592,154	1,572,951

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three and six months ended June 30, 2015 and 2014 (unaudited)
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income	$34,276	34,914	68,231	70,212
Tenant recoveries	13,189	12,127	29,928	32,170
Other property income	430	459	4,069	965
Fee income from unconsolidated joint ventures	1,441	1,307	2,874	2,566
Total revenues	49,336	48,807	105,102	105,913

Expenses:
Property operating expenses	6,452	6,580	15,372	18,954
Real estate tax expense	9,364	9,558	19,726	19,639
Depreciation and amortization	16,069	17,817	32,244	36,931
Provision for asset impairment	27	222	9,355	222
General and administrative expenses	5,958	5,993	12,017	12,085
Total expenses	37,870	40,170	88,714	87,831

Operating income	11,466	8,637	16,388	18,082
Other income	372	666	785	768
Gain on sale of investment properties, net	1,319	9,978	2,933	22,828
Gain on sale of joint venture interest	80	6	189	114
Interest expense	(7,254)	(8,900)	(14,532)	(17,890)
Income before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	5,983	10,387	5,763	23,902

Income tax expense of taxable REIT subsidiaries	(176)	(45)	(1,013)	(439)
Equity in earnings of unconsolidated joint ventures	2,836	2,263	6,926	4,057
Income from continuing operations	8,643	12,605	11,676	27,520

Income from discontinued operations	—	31	—	521
Net income	8,643	12,636	11,676	28,041

Less: Net (income) loss attributable to the noncontrolling interest	18	10	(75)	30
Net income attributable to Inland Real Estate Corporation	8,661	12,646	11,601	28,071

Dividends on preferred shares	(3,972)	(2,234)	(7,944)	(4,469)
Net income attributable to common stockholders	$4,689	10,412	3,657	23,602

Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.05	0.10	0.04	0.23
Income from discontinued operations	—	—	—	0.01
Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.05	0.10	0.04	0.24

Weighted average number of common shares outstanding — basic	100,000	99,455	99,966	99,433

Weighted average number of common shares outstanding — diluted	100,444	99,817	100,410	99,780

Comprehensive income:
Net income attributable to common stockholders	$4,689	10,412	3,657	23,602
Unrealized gain (loss) on derivative instruments	1,004	(706)	372	(1,206)
Comprehensive income attributable to common stockholders	$5,693	9,706	4,029	22,396

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the six months ended June 30, 2015 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2014	8,400	$210,000	100,151	$1,002	$874,154	$(456,120)	$(6,338)	$622,698	$478	$623,176
Issuance of common stock, including DRP	—	—	315	3	3,924	—	—	3,927	—	3,927
Deferred stock compensation, net	—	—	51	—	140	—	—	140	—	140
Offering costs	—	—	—	—	(172)	—	—	(172)	—	(172)
Net income	—	—	—	—	—	11,601	—	11,601	75	11,676
Dividends on preferred shares	—	—	—	—	—	(7,944)	—	(7,944)	—	(7,944)
Distributions declared, common	—	—	—	—	—	(28,621)	—	(28,621)	—	(28,621)
Unrealized gain on derivative instruments	—	—	—	—	—	—	372	372	—	372
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	359	359
Balance June 30, 2015	8,400	$210,000	100,517	$1,005	$878,046	$(481,084)	$(5,966)	$602,001	$912	$602,913

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014 (unaudited)
(In thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$11,676	28,041
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	9,355	222
Depreciation and amortization	32,492	37,128
Amortization of deferred stock compensation	140	(1,392)
Amortization on acquired above/below market leases and lease inducements	(87)	193
Gain on sale of investment properties	(2,933)	(23,322)
Equity in earnings of unconsolidated ventures	(6,926)	(4,057)
Gain on sale of joint venture interest	(189)	(114)
Straight line rent	(173)	(1,010)
Amortization of loan fees	935	1,452
Amortization of debt premium/discount, net	(213)	(396)
Changes in assets and liabilities:
Restricted cash	—	123
Accounts receivable and other assets, net	(7)	(649)
Accounts payable and accrued expenses	6,412	1,069
Prepaid rents and other liabilities	(473)	(248)
Net cash provided by operating activities	50,009	37,040

Cash flows from investing activities:
Restricted cash	(2,401)	(665)
Proceeds from sale of interest in joint venture, net	6,948	7,871
Purchase of investment properties	(40,070)	(72,926)
Additions to investment properties, net of accrued additions	(27,893)	(9,505)
Proceeds from sale of investment properties and land condemnations, net	11,183	58,415
Distributions from unconsolidated joint ventures	28,044	7,038
Investment in unconsolidated joint ventures	(25,831)	(22,333)
Payment of leasing fees	(1,346)	(1,489)
Net cash used in investing activities	(51,366)	(33,594)

Cash flows from financing activities:
Issuance of shares, net of offering costs	3,755	2,958
Loan proceeds	5,294	29,739
Payoff of debt	(9,511)	(36,822)
Proceeds from the unsecured line of credit facility	57,000	115,000
Repayments on the unsecured line of credit facility	(22,000)	(65,000)
Loan fees	(7)	(256)
Distributions paid	(36,550)	(32,900)
Contributions from noncontrolling interest	359	86
Payment of earnout liability	(789)	(321)
Net cash provided by (used in) financing activities	(2,449)	12,484

Net increase (decrease) in cash and cash equivalents	(3,806)	15,930
Cash and cash equivalents at beginning of period	18,385	11,258
Cash and cash equivalents at end of period	$14,579	27,188

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$11,293	13,853

Non-cash accrued additions to investment properties	$(2,094)	665

Non-cash distributions to noncontrolling interests	$—	(14)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (i.e. January 1, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidated (Topic 810) Amendments to the Consolidation Analysis. The ASU changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interests in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on a majority exposure to variability that applied to certain investment companies and similar entities. This ASU is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. The Company is evaluating the effect that this ASU will have on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

During the six months ended June 30, 2015, consistent with the Company’s growth initiative, the Company acquired the investment property listed above, which was consolidated upon acquisition. The Company acquired 100% of the beneficial interests of the property.

The following table presents certain additional information regarding the Company’s acquisitions during the six months ended June 30, 2015. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Westbury Square	$3,125	18,638	3,643	(1,989)

Total	$3,125	18,638	3,643	(1,989)

The Company has not included pro forma financial information related to the above property acquired during the six months ended June 30, 2015. The Company believes pro forma financial information for this single property is immaterial to the consolidated financial statements as of and for the three and six months ended June 30, 2015.

(3)    Dispositions

The table below summarizes investment property dispositions, including the property sold, sales price, gain or loss on sale and any necessary asset impairments during the six months ended June 30, 2015.

Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

06/30/15	Mokena Marketplace (partial)	Mokena	IL	—	—	$775	$329	$—
06/05/15	Eastgate Center	Lombard	IL	129,101	—	4,100	—	2,397
05/14/15	Park Square Outlot	Brooklyn Park	MN	5,620	—	1,600	912	—
02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	5,325	1,434	—

				134,721	4,305	$11,800	$2,675	$2,397

(a)	The sale price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

The table below presents development property dispositions during the six months ended June 30, 2015.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)

TTDI Joint Venture
01/16/15	Tanglewood Pavilion (partial)	Elizabeth City	NC	—	1.10	$515	$72

				—	1.10	$515	$72

(a)	Amount shown is our pro-rata share.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

During the three and six months ended June 30, 2015, the Company completed a land condemnation at one investment property. In conjunction with this condemnation, the Company recorded a gain of approximately $78.

During the six months ended June 30, 2015, the Company recorded $9,355 as provision for asset impairment on its accompanying consolidated statements of operations and comprehensive income. The asset impairments were required because the Company has negotiated sales prices on five investment properties that were below their respective carrying values, which included Eastgate Center noted in the table above, of which $2,370 of impairment was recorded during the three months ended March 31, 2015.

(4)    Mortgages Receivable

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a related joint venture partner (see Note 13, “Transactions with Related Parties”) for a principal sum of $24,750. The property commonly known as Clybourn Galleria, located in Chicago, Illinois is the collateral for this note. The note accrues interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015. Total interest income earned during the six months ended June 30, 2015 was $619.

(5)    Joint Ventures

Consolidated Joint Ventures

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a variable interest entity (“VIE”) in accordance with Accounting Standards Codification (“ASC”) Topic 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in the Company’s consolidated financial statements and all inter-company balances and transactions are eliminated.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the six months ended June 30, 2014 and therefore no longer represent the consolidated assets and liabilities of the VIE. No properties became deconsolidated during the six months ended June 30, 2015.

June 30, 2014
Investment properties	$(11,071)
Acquired lease intangibles	(1,813)
Below market lease intangibles	1,459
Net change to investment in and advances to unconsolidated joint ventures	$(11,425)

During the six months ended June 30, 2015 and 2014, the joint venture with IPCC acquired one and six investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $80 and $189 for the three and six months ended June 30, 2015, respectively, as compared to $6 and $114 for the three and six months ended June 30, 2014. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with MAB (IRC-MAB Southeast, LLC)

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company is required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of June 30, 2015, there were no acquisitions through this joint venture, however, the joint venture has three sites under contract, with closings anticipated during the second half of 2015.

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

Joint Venture with NARE (IRC-NARE 1300 Meacham Road, LLC)

In February 2015, the Company entered into a joint venture to develop 1300 Meacham Road, located in Schaumburg, Illinois with North American Real Estate (“NARE”). The joint venture acquired the property on February 12, 2015 for $4,500, using cash contributed by each partner. The property is a four-acre parcel of land with a 60,000 square foot office building, which will be demolished. The development is anticipated to consist of three pad sites, which will be ground lease or build-to-suit

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

opportunities for single and potentially multi-tenant use. Demolition and construction are expected to begin in the latter half of 2015. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. The joint venture agreement also provides that the Company is required to purchase the property at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets as of June 30, 2015 and December 31, 2014. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

	June 30, 2015	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$26,587	3,245
Other assets	9,839	4,667
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$36,426	7,912

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$5,294	—
Other liabilities	1,928	52

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$7,222	52

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at June 30, 2015	Investment in and advances to unconsolidated joint ventures at June 30, 2015	Investment in and advances to unconsolidated joint ventures at December 31, 2014
INP Retail LP (a)	55%	$167,554	163,305
Oak Property and Casualty	20%	1,844	1,308
TMK/Inland Aurora Venture LLC (b)	40%	(314)	(302)
IRC/IREX Venture II LLC (c)	(d)	128	6,409
Investment in and advances to unconsolidated joint ventures		$169,212	170,720
 ________________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with IPCC. Investment in joint venture balance represents the Company’s share of the Delaware Statutory Trust (“DST”) interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property and is in the process of selling ownership interests in that property to outside investors.

The unconsolidated joint ventures had total outstanding debt of $408,987 (total debt, not the Company’s pro rata share) at June 30, 2015 that matures as follows:

Joint Venture Entity	2015	2016	2017	2018	2019	Thereafter	Total
INP Retail LP (a) (b)	$23,598	26,304	40,627	10,248	43,815	253,016	397,608
IRC/IREX Venture II LLC	—	—	—	—	—	11,379	11,379
Total unconsolidated joint venture debt (a)	$23,598	26,304	40,627	10,248	43,815	264,395	408,987
 ________________________________________

(a)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures’ balance sheets at June 30, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,507.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

(b)
Includes the mortgage payable for Evergreen Promenade and Pulaski Promenade. Amounts are not included in Joint Venture Financial Information because INP Retail LP accounts for its Evergreen Promenade and Pulaski Promenade joint venture under the equity method of accounting.

INP Retail LP has guaranteed approximately $8,586 of the loans encumbering Evergreen Promenade and Pulaski Promenade. The guarantees are in effect for the entire term of the loans as set forth in the loan documents. INP Retail LP is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived. The Company’s pro rata share of the outstanding guarantee is approximately $4,722. The Company is required to estimate the fair value of the guarantees and, if material, record a corresponding liability. The Company has determined that performance under the guarantee is not probable and the fair value of the guarantee is immaterial as of June 30, 2015 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three and six months ended June 30, 2015 and 2014 are reflected in the following table.

	Three months ended June 30,		Six months ended June 30,
Joint Venture with:	2015	2014	2015	2014
PGGM	$798	715	1,556	1,289
IPCC	643	592	1,318	1,277
Fee income from unconsolidated joint ventures	$1,441	1,307	2,874	2,566

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

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  During the three and six months ended June 30, 2015, the Company recorded $516 and $1,032, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures and recorded $517 and $1,033 during the three and six ended June 30, 2014. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets. The Company’s maximum total equity contribution is approximately $281,000 and PGGM’s maximum total equity contribution is approximately $230,000. The joint venture agreement provides that the Company can purchase 20% of PGGM’s interest in the joint venture annually, over a five-year period, beginning in 2016. The Company intends to exercise this option and at the end of the five-year period, it is anticipated the Company would consolidate all assets currently held through the joint venture.

As of June 30, 2015, the joint venture has acquired a total of approximately $854,000 of retail assets, including those properties contributed by the Company. As of June 30, 2015, PGGM’s remaining maximum potential equity contribution was approximately $13,618 and the Company’s was approximately $16,644.

PGGM owns a forty-five percent equity ownership interest and the Company owns a fifty-five percent equity ownership interest in the venture.  The Company is the managing partner of the venture and is responsible for the day-to-day activities of the venture.  The Company determined that this joint venture is not a VIE.  Both partners have the ability to participate in major

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

Joint Venture Financial Information

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	June 30, 2015	December 31, 2014
Balance Sheets:
Assets:
Investment in real estate, net	$807,751	755,656
Other assets	81,427	84,323
Total assets	$889,178	839,979

Liabilities:
Mortgage payable (a) (b)	$387,191	320,883
Other liabilities	79,826	83,514
Total liabilities	$467,017	404,397

Total equity	$422,161	435,582

Total liabilities and equity	$889,178	839,979

Investment in and advances to unconsolidated joint ventures	$169,212	170,720

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statements of Operations:
Total revenues	$25,130	$20,308	53,643	45,054
Total expenses	(22,325)	(18,534)	(45,935)	(41,293)
Income from operations	$2,805	1,774	7,708	3,761

Inland’s pro rata share of income from operations (c)	$2,836	2,263	6,926	4,057
  ________________________________________

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

(a)	Includes $4,507 of unamortized mortgage premiums and discounts.

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

(6)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at June 30, 2015 and the weighted average interest rates for the debt maturing in each specified period:

	2015 (a)	2016 (a)	2017	2018		2019		Thereafter	Total
Fixed rate debt	$91,296	9,731	46,959	1,195		38,366		185,709	373,256	(b)
Weighted average interest rate	5.41%	5.00%	5.05%	—%		4.42%		5.25%	5.17%
Variable rate debt	$—	5,295	—	275,000	(c)(d)	200,000	(e)	—	480,295	(b)
Weighted average interest rate	—%	2.44%	—%	1.94%		1.54%		—%	1.78%
Total	$91,296	15,026	46,959	276,195		238,366		185,709	853,551
 ________________________________________

(a)
Approximately $97,995 of the Company’s mortgages payable mature in the next twelve months.  Included in the debt maturing in 2015 is outstanding principal of approximately $90,247 secured by the Company’s Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the other maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at June 30, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,788.

(c)
Included in the debt maturing during 2018 is the Company’s unsecured line of credit facility, totaling $225,000.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.59%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2015, the Company was in compliance with these financial covenants.

(d)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of June 30, 2015, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2015, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2019 is the Company’s $200,000 term loan which matures in July 2019.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of June 30, 2015, the weighted average interest rate on the term loan was 1.54%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2015, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of its investment properties.  The face value of mortgage loans outstanding as of June 30, 2015 was $378,551 and they bore interest at a weighted average interest rate of 5.13% per annum.  Of this amount, $373,256 bore interest at fixed rates ranging from 4.00% to 6.03% per annum and a weighted average fixed rate of 5.17% per annum as of June 30, 2015.  The remaining $5,295 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.44% per annum as of June 30, 2015.  The consolidated balance sheets at June 30, 2015 include the remaining unamortized mortgages premium/discount of $1,788. As of June 30, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of June 30, 2015.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,962 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of June 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	June 30, 2015	December 31, 2014
Interest Rate Swap	$60,000	60,000

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of June 30, 2015 and December 31, 2014.

	Derivative Liability		Derivative Liability
	As of June 30, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a cash flow hedge:
Interest rate swap	Other liabilities	$5,966	Other liabilities	6,338

The table below presents the effect of the Company’s derivative financial instrument on comprehensive income for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in comprehensive income on derivative, net	$481	(1,233)	(669)	(2,253)
Amount of loss reclassified from accumulated comprehensive income into interest expense	523	527	1,041	1,047
Unrealized gain (loss) on derivative	$1,004	(706)	372	(1,206)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of June 30, 2015, the fair value of derivatives in a liability position related to this agreement was $5,966. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,374.

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

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of June 30, 2015 and December 31, 2014, the outstanding balance on the line of credit facility was $225,000 and $190,000, respectively. As of June 30, 2015, the Company had up to $50,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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
June 30, 2015 (unaudited)

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at June 30, 2015 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$5,966	—
Variable rate debt (b)	—	479,028
Fixed rate debt (b)	—	400,074
Total liabilities	$5,966	879,102

	Fair value measurements at December 31, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$6,338	—
Variable rate debt (b)	—	440,163
Fixed rate debt (b)	—	407,692
Total liabilities	$6,338	847,855
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of both variable and fixed rate debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At June 30, 2015 and December 31, 2014, the Company used rates of 3.1% and 3.4%, respectively, for fixed rate debt and 1.8% and 1.9%, respectively, for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s other financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at June 30, 2015 and December 31, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

(8)    Stockholder’s Equity

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the “Agents”). The Sales Agency Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price up to $150,000 from time to time through the Agents. Offers and sales of shares of its common stock, if any, may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  During the six months ended June 30, 2015, the Company issued approximately 230 shares of its common stock through the ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,550 in gross proceeds, offset by approximately $38 in commission and fees. As of June 30, 2015, approximately $137,000 remained available for sale under the ATM issuance program.

(9)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the six months ended June 30, 2015.

Gain (loss) on derivative instrument
Balance at December 31, 2014	$(6,338)

Unrealized gain (loss) on valuation of swap agreements	(669)
Reclassification of realized interest on swap agreements	1,041
Net other comprehensive income (loss)	372

Balance at June 30, 2015	$(5,966)

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended June 30, 2015.

Gain (loss) on derivative instrument
Balance at March 31, 2015	$(6,970)

Unrealized gain (loss) on valuation of swap agreements	481
Reclassification of realized interest on swap agreements	523
Net other comprehensive income (loss)	1,004

Balance at June 30, 2015	$(5,966)

(10)    Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $166 and $173 for the three and six months ended June 30, 2015, respectively, and $275 and $1,010 for the three and six months ended June 30, 2014, respectively of rental income for the period of occupancy for which stepped rent increases apply and $23,557 and $23,384 in related accounts receivable as of June 30, 2015 and December 31, 2014, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

The Company had no uncertain tax positions as of June 30, 2015.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of June 30, 2015. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 or in the consolidated balance sheets as of June 30, 2015 and December 31, 2014. As of June 30, 2015, returns for the calendar years 2011 through 2014 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(12)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of June 30, 2015 and December 31, 2014, options to purchase 51 and 61 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of June 30, 2015, 844 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 344 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Numerator:
Income from continuing operations	$8,643		12,605		11,676		27,520
Income from discontinued operations	—		31		—		521
Net income	8,643		12,636		11,676		28,041
Less: Net (income) loss attributable to the noncontrolling interest	18		10		(75)		30
Net income attributable to Inland Real Estate Corporation	8,661		12,646		11,601		28,071
Dividends on preferred shares	(3,972)		(2,234)		(7,944)		(4,469)
Net income attributable to common stockholders	$4,689		10,412		3,657		23,602
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	100,000		99,455		99,966		99,433
Effect of dilutive securities:
Unvested restricted shares	444	(a)	362	(a)	444	(a)	347	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	100,444		99,817		100,410		99,780
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

(13)    Transactions with Related Parties

The Company pays or has paid affiliates of TIGI for real estate-related brokerage services and for certain administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.5% of the Company’s outstanding common stock as of June 30, 2015.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI. The Company also leases its corporate office from TIGI affiliates.

Effective July 1, 2014, the Company terminated its contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. The Company has hired internal staff to handle loan servicing and property tax reduction services and engaged a third party broker to handle its insurance consultation and placement services.

The Company’s current office lease expires in 2015. The Company executed an 11-year office lease with a third party and expects to relocate its corporate office before the end of the year.

During the six months ended June 30, 2015, the Company began the process of transitioning its computer services from a TIGI affiliate to a third-party managed service provider. The transition is expected to be complete before the end of 2015 and at the time of full transition, the Company does not expect to incur additional fees for these services from TIGI affiliates.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Loan servicing	$—	34	—	67
Property tax payment/reduction work	—	86	—	141
Computer services	218	147	559	325
Other service agreements	52	52	111	115
Broker commissions	—	—	—	102
Office rent and reimbursements	206	163	413	312

Total	$476	482	1,083	1,062

Joel Simmons, one of the Company’s directors, is the Executive Managing Director of Newmark Grubb Knight Frank (“NGKF”), a global provider of real estate services. The Company’s joint venture with PGGM paid mortgage brokerage fees to NGKF of $195 during the six months ended June 30, 2015. No mortgage brokerage fees were paid to NGKF during the six months ended June 30, 2014. Mr. Simmons had an indirect personal interest as a broker in this transaction.

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

(14)    Segment Reporting

Guidance regarding the disclosures about segments of an enterprise and related information requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise.  The Company owns and acquires well located open air retail centers.  The Company currently owns investment properties located in the States of Alabama, Arkansas, Florida, Illinois, Indiana, Kentucky, Louisiana, Minnesota, Nebraska, New York, North Carolina, Ohio, Oklahoma, Virginia and Wisconsin.  These properties are typically anchored by grocery and drug stores, complemented with additional stores providing a wide range of other goods and services.

The Company assesses and measures operating results on an individual property basis for each of its investment properties based on property net operating income.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  The Company aggregates its properties into one

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
June 30, 2015 (unaudited)

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

(16)    Subsequent Events

The Company has evaluated events subsequent to June 30, 2015 through August 6, 2015, the date of the financial statement issuance.

Dispositions
On July 7, 2015, the Company sold a portion of the Regal Showplace investment property located in Crystal Lake, Illinois to an unaffiliated third party for approximately $16,953, a price above its current carrying value. The portion of the property sold was leased to Regal 16 Cinema.

On July 29, 2015, the Company sold a portion of the Wauconda Crossings investment property located in Wauconda, Illinois to an unaffiliated third party for approximately $4,300, a price approximating its current carrying value, after recording an impairment adjustment of $1,550 during the six months ended June 30, 2015. The portion of the property sold was leased primarily to a dark former Dominick’s store.

Distributions
On July 15, 2015, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on July 1, 2015.

On July 15, 2015, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on August 17, 2015 to the stockholders of record at the close of business on August 3, 2015.

On July 15, 2015, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on July 1, 2015.

On July 15, 2015, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock. This distribution is payable on August 17, 2015 to the stockholders of record at the close of business on August 3, 2015.

On July 17, 2015, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on June 30, 2015.

On July 17, 2015, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on August 17, 2015 to the stockholders of record at the close of business on July 31, 2015.

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

We have qualified and elected to be taxed as a real estate investment trust (“REIT”). Inland Real Estate Corporation is a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Central and Southeastern United States. Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all of the properties we own interests in as well as properties for certain third parties and related parties.  Our investment properties are typically anchored by stores which provide everyday goods and services to consumers, such as grocery, drug or discount stores, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate the impact of tenant defaults by maintaining a diversified tenant base.  As of June 30, 2015, no single tenant accounted for more than approximately 4.8% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation (“IPCC”).

As of June 30, 2015, we owned interests in 148 investment properties, including 48 properties owned by our unconsolidated joint ventures.

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

In executing these objectives, during the six months ended June 30, 2015, we:

•
acquired one investment property in Alabama for our consolidated portfolio, one in Minnesota and three in Ohio for our PGGM joint venture and a development property in Schaumburg, Illinois for our new joint venture with North American Real Estate for an aggregate purchase price of $118,996.

•	sold two investment properties and three outlot pads for approximately $12,315, the proceeds from which were used to partially fund the acquisition of investment properties.

•	repaid approximately $8,500 of consolidated mortgages payable, resulting in a decrease in outstanding secured debt.
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

Total assets under management include consolidated assets, unconsolidated assets at 100% and assets that we do not have an ownership interest in, but that we manage on behalf of a third party. As of June 30, 2015, total assets under management were approximately $3,132,500 and produced total revenues of $89,177 and $187,270 for the three and six months ended June 30, 2015, respectively.

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

Acquisition Strategies

We seek to selectively acquire well-located, open-air retail centers that meet our investment criteria.  We will, from time to time, either acquire properties without financing contingencies or assume existing debt to provide us with a competitive advantage over other purchasers that require financing contingencies and those who are either unable or unwilling to assume existing debt.  Additionally, we concentrate our property acquisitions in areas where we have, or seek to have, a large market concentration.  In doing this, we believe we are able to achieve operating efficiencies and possibly lease several locations to retailers expanding in our markets.

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

Additionally, we participate in a joint venture with IPCC that acquires properties which are ultimately sold to investors through a private offering of interests in Delaware Statutory Trusts (“DSTs”).  The joint venture agreement expired June 30, 2015 and the partners are currently negotiating an extension. We earn fees from the joint venture for providing asset management, property management, acquisition and leasing services.  We will continue to receive management and leasing fees for those properties under management; even after all of the interests in a particular DST have been sold.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at June 30, 2015 and December 31, 2014 were $14,579 and $18,385, respectively. The higher cash balance at December 31, 2014 reflects proceeds from the sale of vacant land and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the six months ended June 30, 2015 and 2014.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our dividend reinvestment plan and ongoing ATM issuance program, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of June 30, 2015, we were in compliance with all financial covenants under our various debt agreements, and we had up to $50,000 available under our $275,000 line of credit facility and an additional $200,000 available under an accordion feature, subject to approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also fund certain of our liquidity needs through the sale of our common stock in “at the market” or “ATM” issuances. Under this ATM program, we may issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the “Agents”) act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our “ATM issuance program.” During the six months ended June 30, 2015, we issued approximately 230 shares of our common stock through our ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,550 in gross proceeds, offset by approximately $38 in commissions and fees. As of June 30, 2015, approximately $137,000 remains available for sale under our ATM issuance program.

Uses of Cash

We use our cash primarily for the payment of distributions to our preferred and common stockholders, the operation of our investment properties, for interest expense on our debt obligations, for purchasing additional investment properties and capital commitments at existing investment properties and to meet joint venture commitments. Property operation outlays include, but are not limited to, real estate taxes, utilities, insurance, regular maintenance, landscaping, snow removal and periodic renovations to meet tenant needs. Pursuant to lease arrangements, most tenants are required to reimburse us for some or all of their pro rata share of the real estate taxes and operating expenses of the property.

Approximately $97,995 of consolidated debt, including required monthly principal amortization, matures in the next twelve months. Included in this total is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 6, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of June 30, 2015, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment grants additional time to acquire assets and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of June 30, 2015, PGGM’s remaining maximum potential contribution was approximately $13,618 and ours was approximately $16,644.

In November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon our site approval, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we are required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of June 30, 2015, this joint venture had not acquired any properties, but it had three sites under contract, with closings anticipated during the second half of 2015.

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

One of our goals is to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We believe that the stability of our portfolio, the lack of new supply of retail space in our targeted markets, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income. We currently have several projects underway and others under consideration. During 2015, we expect to invest a total of approximately $40,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts, which is higher than amounts spent in the past two years. This increase in spending is reflective of planned redevelopment projects during 2015. During the six months ended June 30, 2015, we invested approximately $16,772 on such capital items. We expect to continue to fund these improvements using cash from operations and draws on our unsecured line of credit facility.

The table below reflects our current development pipeline:

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion
Active Development Projects
Pulaski Promenade Chicago, IL INP Retail LP (1)	Michaels, Ross Dress for Less, Marshall's, Shoe Carnival, PetSmart	Q4 2015	$26,458	$3,871	$16,282	$3,853	133,281
Tanglewood Pavilion Elizabeth City, NC IRC/Thompson Thrift	TJ Maxx, Ross Dress for Less, Hobby Lobby, Wal-Mart(non-owned)	Q4 2015	22,126	3,945	9,913	3,945	157,847
Shoppes at Rainbow Landing Rainbow City, AL Consolidated	Publix	Q4 2015	12,679	12,679	7,682	7,682	64,759
1300 Meacham Road Schaumburg, IL IRC/NARE	None	Q3 2016	8,500	8,075	4,592	4,378	10,000-18,000
Southshore Shopping Center Boise, ID Consolidated	Gordmans, Albertsons (non-owned)	—	—	—	5,910	5,910	106,972

Redevelopment Projects

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion
Joliet Commons Ph I & II Joliet, IL Consolidated	Dick's Sporting Goods, DSW Shoe Warehouse	Q3 2015	6,630	6,630	1,072	1,072	—
Dunkirk Square Maple Grove, MN Consolidated	Hobby Lobby	Q3 2015	1,600	1,600	348	348	—

Land Held for Future Development
Savannah Crossing Aurora, IL TMK/Inland Aurora Venture LLC	Wal-Mart (non-owned), Walgreens (non-owned)	—	—	—	2,067	—	—
North Aurora Towne Centre North Aurora, IL Consolidated	Best Buy, Target (non-owned), JC Penney (non-owned)	—	—	—	12,171	12,171	—
Shops at Lakemoor Lakemoor, IL Consolidated	None	—	—	—	11,009	11,009	—

(1)	The estimated budget is shown net of approximately $5,900 of anticipated TIF proceeds, the final amount of which will be determined upon project completion.

We have begun the process of transitioning our computer services from an affiliate of The Inland Group, Inc. (“TIGI”) to a third-party managed service provider. The transition is expected to be complete before the end of 2015 and at the time of full transition, we do not expect to incur additional fees for these services from the TIGI affiliate. However, during the transition period, we may incur additional costs to the TIGI affiliate for their assistance. We have incurred $218 and $559 during the three and six months ended June 30, 2015, respectively, as compared to $147 and $325 during the three and six months ended June 30, 2014 for all computer services from the TIGI affiliate.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the six months ended June 30, 2015 and the year ended December 31, 2014.

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
03/10/15	Westbury Square	Huntsville	AL	114,904	—	$23,417	6.50%	100%
03/27/14	Mokena Marketplace	Mokena	IL	49,058	4,300	13,737	7.25%	76%

PGGM Joint Venture
05/29/15	Eastgate Crossing	Cincinnati	OH	174,740	—	21,060	6.60%	97%
05/07/15	Creekside Commons	Mentor	OH	201,893	6,519	28,300	6.88%	99%
04/02/15	Cedar Center North	South Euclid	OH	61,420	—	15,415	7.18%	90%
02/02/15	Argonne Village	Lakeville	MN	109,869	—	26,304	6.61%	100%
09/10/14	Pulaski Promenade (c)	Chicago	IL	—	—	7,150	(c)	(c)
08/19/14	Princess City Plaza	Mishawaka	IN	172,181	6,327	28,608	7.37%	100%
06/30/14	Newport Pavilion (d)	Newport	KY	205,053	131,854	66,920	6.50%	90%

IPCC Joint Venture
06/05/15	University Center	Jacksonville	FL	102,885	2,866	15,750	6.95%	100%
03/19/14	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
02/26/14	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
02/12/14	BJ’s Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
01/02/14	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
01/01/14	O’Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
01/01/14	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%

TTDI Joint Venture
09/26/14	Tanglewood Pavilions (e)	Elizabeth City	NC	—	—	850	(e)	(e)

Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition
IRC-NARE Joint Venture
02/12/15	1300 Meacham Road (f)	Schaumburg	IL	—	—	4,500	(f)	(f)

				1,500,250	159,466	$311,200
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the six months ended June 30, 2015 and the year ended December 31, 2014.

Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
06/30/15	Mokena Marketplace (partial)	Mokena	IL	—	—	$775	$329	$—
06/05/15	Eastgate Center	Lombard	IL	129,101	—	4,100	—	2,397
05/14/15	Park Square Outlot	Brooklyn Park	MN	5,620	—	1,600	912	—
02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	5,325	1,434	—
06/26/14	Gateway Square	Hinsdale	IL	39,710	—	10,000	3,295	—
06/16/14	Winfield Pointe Center	Winfield	IL	19,888	—	2,500	(346)	—
05/16/14	Lake Park	Michigan City	IN	114,867	—	3,900	—	222
04/18/14	Disney	Celebration	FL	166,131	—	25,700	7,030	—
03/11/14	River Square	Naperville	IL	58,260	—	16,750	10,941	—
02/04/14	Golf Road Plaza	Niles	IL	25,992	—	3,300	742	—
01/24/14	Dominick’s	Countryside	IL	62,344	—	3,000	1,167	—

IPCC Joint Venture (b)
06/09/15	Mountain View Square	Wausau	WI	86,584	—	$13,360	$—	$—
04/23/15	Family Discount Portfolio III (c)	(c)	(c)	113,788	—	23,676	—	—
03/03/14	7-Eleven Portfolio (d)	(d)	OH	29,813	—	31,625	—	—
01/14/14	Discount Retail II Portfolio (e)	(e)	(e)	100,500	—	13,882	—	—

				952,598	4,305	$159,493	$25,504	$2,619
 ________________________________________

(a)	The sales price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(c)
This portfolio includes fourteen Family Dollar stores, located in Rice, Texas; Fort Worth, Texas; Bremond, Texas; Sardis, Georgia; McDonough, Georgia; Leesburg, Georgia; Mableton, Georgia; Mercer, Georgia; Clarkston, Georgia; Columbus, Georgia; Rocky Creek, Georgia; Huber Heights, Ohio; Pacolet, South Carolina; and Chaffee, Missouri.

(d)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills, Ohio.

(e)
This portfolio consists of three Family Dollar stores and eight Dollar General stores, located in Cameron, Texas; Charleston, Missouri; Wausaukee, Wisconsin; Lafayette, Wisconsin; Gale, Wisconsin; Mobile, Alabama; LaGrange, Georgia; Midland City, Alabama; Woodville, Alabama; Fortson, Georgia and Warrior, Alabama.

The table below presents development property dispositions during the six months ended June 30, 2015. There were no development property dispositions during the year ended December 31, 2014.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)

TTDI Joint Venture
01/16/15	Tanglewood Pavilion (partial)	Elizabeth City	NC	—	1.10	$515	$72

				—	1.10	$515	$72
________________________________________

(a)	Amounts shown are our pro-rata share.

During the three and six months ended June 30, 2015, the Company completed a land condemnation at one investment property. In conjunction with this condemnation, the Company recorded a gain of approximately $78.

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (i.e. January 1, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidated (Topic 810) Amendments to the Consolidation Analysis. The ASU changes the way reporting entities evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity (“VIE”), and (c) variable interest in a VIE held by related parties of the reporting entity require the reporting entity to consolidate the VIE. It also eliminates the VIE consolidation model based on a majority exposure to variability that applied to certain investment companies and similar entities. This ASU is effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is permitted, including early adoption in an interim period. We are evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the financial liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. We do not expect adoption of this ASU to have a material impact on its consolidated financial statements.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the six months ended June 30, 2015 and 2014:

	2015	2014

Net cash provided by operating activities	$50,009	37,040

Net cash used in investing activities	$(51,366)	(33,594)

Net cash provided by (used in) financing activities	$(2,449)	12,484

2015 Compared to 2014

Net cash provided by operating activities was $50,009 for the six months ended June 30, 2015, as compared to $37,040 for the six months ended June 30, 2014.  The increase in cash provided by operating activities was due to an improvement in property operations. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $51,366 for the six months ended June 30, 2015, as compared to $33,594 for the six months ended June 30, 2014.  The primary reason for the increase in cash used in investing activities was lower proceeds of$11,183 received from the sale of investment properties during the six months ended June 30, 2015, as compared to $58,415 received during the six months ended June 30, 2014. Partially offsetting the increase in cash used in investing activities was the use of only $40,070 to purchase investment properties and $27,893 for additions to investment properties during the six months ended June 30, 2015, as compared to the use of $72,926 to purchase investment properties and $9,505 for additions to investment properties during the six months ended June 30, 2014.  Additionally, distributions from our unconsolidated joint ventures, net of investments were $2,213 during the six months ended June 30, 2015, as compared to net investments in our unconsolidated joint ventures of $15,295 during the six months ended June 30, 2015.

Net cash used in financing activities was $2,449 for the six months ended June 30, 2015, as compared to net cash provided by financing activities of $12,484 during the six months ended June 30, 2014.  The primary reason for the decrease in cash from financing activities was the receipt of $50,000 in net proceeds from our unsecured line of credit facility during the six months ended June 30, 2014, as compared to net proceeds of only $35,000 during the six months ended June 30, 2015. Additionally, we paid $3,650 more in distributions during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Partially offsetting this decrease in cash from financing activities was the net repayment of mortgage debt in the amount of $4,217 during the six months ended June 30, 2015, as compared to $7,083 during the six months ended June 30, 2014.

Results of Operations

This section describes and compares our results of operations for the three and six months ended June 30, 2015 and 2014.  At June 30, 2015, we had ownership interests in 23 single-user retail properties, 48 Neighborhood Centers, 36 Community Centers, 40 Power Centers and one Lifestyle Center.  We generate almost all of our net operating income from property operations.

One metric that management uses to evaluate our overall portfolio is same store net operating income. Same store net operating income, which is the net operating income of properties owned during the same periods during each year ("same store" properties), is considered a non-GAAP financial measure because it does not include straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense. We provide same store net operating income as another metric to compare the results of property operations for the three and six months ended June 30, 2015 and 2014. We also provide a reconciliation of these amounts to the most comparable U.S. GAAP measure, net income attributable to common stockholders.

Same store net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not a product of management, such as depreciation and interest expense. A total of 92 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.3 million square feet.  The “same store” investment properties represent approximately 89% of the square footage of our consolidated portfolio at June 30, 2015.

In the table below, “other investment properties” includes activity from properties acquired and properties disposed of during the six months ended June 30, 2015 and the year ended December 31, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, properties undergoing significant redevelopment and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

The following table presents property net operating income, broken out between “same store” and “other investment properties,” for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Rental income and tenant recoveries:
"Same store" investment properties, 92 properties
Rental income	$30,163	29,839	60,086	59,246
Tenant recovery income	11,490	10,874	26,291	26,808
Other property income	385	305	1,158	686
"Other investment properties”
Rental income	3,899	4,898	7,866	10,129
Tenant recovery income	1,699	1,253	3,637	5,362
Other property income	43	144	238	265
Total property income	$47,679	47,313	99,276	102,496

Property operating expenses:
"Same store" investment properties, 92 properties
Property operating expenses	$4,930	4,927	12,134	14,757
Real estate tax expense	8,237	8,785	17,341	17,488
"Other investment properties"
Property operating expenses	1,137	1,140	2,544	3,493
Real estate tax expense	1,127	773	2,385	2,151
Total property operating expenses	$15,431	15,625	34,404	37,889

Property net operating income
"Same store" investment properties	$28,871	27,306	58,060	54,495
"Other investment properties"	3,377	4,382	6,812	10,112
Total property net operating income	$32,248	31,688	64,872	64,607

Other income:
Straight-line rents	$166	275	172	1,010
Amortization of lease intangibles	48	(98)	107	(173)
Lease termination income	2	10	2,673	14
Other income	372	666	785	768
Fee income from unconsolidated joint ventures	1,441	1,307	2,874	2,566
Gain on sale of investment properties, net	1,319	9,978	2,933	22,828
Gain on sale of joint venture interest	80	6	189	114

Equity in earnings of unconsolidated joint ventures	2,836	2,263	6,926	4,057

Other expenses:
Income tax expense of taxable REIT subsidiaries	(176)	(45)	(1,013)	(439)
Bad debt expense	(385)	(513)	(694)	(704)
Depreciation and amortization	(16,069)	(17,817)	(32,244)	(36,931)
General and administrative expenses	(5,958)	(5,993)	(12,017)	(12,085)
Interest expense	(7,254)	(8,900)	(14,532)	(17,890)
Provision for asset impairment	(27)	(222)	(9,355)	(222)

Income from continuing operations	8,643	12,605	11,676	27,520
Income from discontinued operations	—	31	—	521
Net income	8,643	12,636	11,676	28,041

Less: Net (income) loss attributable to the noncontrolling interest	18	10	(75)	30
Net income attributable to Inland Real Estate Corporation	8,661	12,646	11,601	28,071

Dividends on preferred shares	(3,972)	(2,234)	(7,944)	(4,469)

Net income attributable to common stockholders	$4,689	10,412	3,657	23,602

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended June 30, 2015 with the results of the same investment properties during the three months ended June 30, 2014), property net operating income increased $1,565 with total property income increasing $1,020 and total property operating expenses decreasing $545. The reasons for these increases and decreases are discussed further below.

On a “same store” basis, (comparing the results of operations of the investment properties owned during the six months ended June 30, 2015 with the results of the same investment properties during the six months ended June 30, 2014), property net operating income increased $3,565 with total property income increasing $795 and total property operating expenses decreasing $2,770. The reasons for these increases and decreases are discussed further below.

Net income attributable to common stockholders decreased $5,723 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 and decreased $19,945 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. These decreases are the net impact of the results discussed below.

Rental income
Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $324 on a “same store” basis, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including “other investment properties,” total rental income decreased $675 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This decrease is due to loss of rental income upon disposition of investment properties and from taking tenants off-line during our redevelopment initiatives as well as higher rents during the six months ended June 30, 2014 from properties owned through our joint venture with IPCC, while they were consolidated. This decrease was partially offset by rental income from new acquisitions.

Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $840 on a “same store” basis, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Including “other investment properties,” total rental income decreased $1,423 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Rental income for the “same store” and “other investment properties” changed for the same reasons as for the three month periods.

Tenant recovery income
Tenant recovery income increased $616 on a “same store” basis, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  Including “other investment properties,” total tenant recovery income increased $1,062 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The primary reason for the increase in recovery income is the final income true-up adjustments recorded during the three months ended June 30, 2015 upon completion of annual tenant reconciliations.

Tenant recovery income decreased $517 on a “same store” basis, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Including “other investment properties,” total tenant recovery income decreased $2,242 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The primary reason for the decrease in tenant recovery income is a corresponding decrease in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Partially offsetting this decrease are the true-up adjustments resulting in the increase for the three month period.

Property operating expenses
Property operating expenses increased $3 on a “same store” basis for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  Including “other investment properties,” total property operating expenses were equal for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.

Property operating expense decreased $2,623 on a “same store” basis for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Including “other investment properties,” total property operating expenses decreased $3,572 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The primary reason for the decrease in property operating expenses is a decrease in snow removal costs and routine maintenance costs as a result of the more severe winter weather in 2014.

Real estate tax expense
Real estate tax expense decreased $548 on a “same store” basis for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  Including “other investment properties,” total real estate tax expense decreased $194 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014.  The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.

Real estate tax expense decreased $147 on a “same store” basis for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Including “other investment properties,” total real estate tax expense increased $87 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. Real estate tax fluctuated for the same reason as provided for the three month periods.

Lease termination income
Lease termination income increased $2,659 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The primary reason for the increase was the receipt of approximately $2,620 from two tenants at two different properties upon termination of their leases before expiration. These leases were terminated because we had executed leases with better credit replacement tenants and implemented a plan to undergo significant redevelopment of these investment properties.

Gain on sale of investment properties, net
Gain on sale of investment properties, net decreased $8,659 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 due to decreased disposition activity during the three months ended June 30, 2015.

Gain on sale of investment properties, net decreased $19,895 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 due to the same reasons as provided for the three month periods.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $573 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014 due to increased net income from our captive insurance program.

Equity in earnings of unconsolidated joint ventures increased $2,869 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we were granted possession of two vacant buildings which had been previously occupied by tenants under ground leases. Upon expiration of the leases, ownership of the buildings was transferred to us, according to the lease provisions, resulting in income to the joint venture of approximately $2,347. Our pro rata share of this amount, equal to $1,291, is included in equity in earnings of unconsolidated joint ventures. Additionally, the increase is due to increased net income on the unconsolidated pool of properties, primarily from acquisitions through our joint venture with PGGM.

Depreciation and amortization
Depreciation and amortization decreased $1,748 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, due to the write-off of assets upon early termination of certain leases in prior periods and upon being fully amortized.

Depreciation and amortization decreased $4,687 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, due to the write-offs described for the three month periods. Additionally the decrease is due to the sale of certain investment properties during the six months ended June 30, 2015. Partially offsetting this decrease in depreciation and amortization is depreciation expense recorded on newly acquired investment properties and tenant improvements for work related to new leases.

Interest expense
Interest expense decreased $1,646 for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The decrease in interest expense is due primarily to a decrease in mortgage interest and related loan fee amortization due to the repayment of certain loans. Additionally, the decrease is related to the elimination of interest expense and the amortization of the discount upon repayment of our convertible notes during fourth quarter of 2014.

Interest expense decreased $3,358 for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014 due to the same reasons as provided for the three month periods.

Provision for asset impairment
Provision for asset impairment during the six months ended June 30, 2015 was $9,355 and $222 for the six months ended June 30, 2014. The asset impairments were required because the Company has negotiated sales prices on five investment properties that were below their respective carrying values.

Portfolio Activity

During the six months ended June 30, 2015, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the six months ended June 30, 2015, we executed 18 new, 82 renewal and 12 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating 640,180 square feet on our consolidated portfolio.  The 18 new leases comprise 71,887 square feet with an average rental rate of $17.69 per square foot, a 19.2% increase over the average expiring rate.  The 82 renewal leases comprise 418,242 square feet with an average rental rate of $14.92 per square foot, a 5.5% increase over the average expiring rate.  The 12 non-comparable leases comprise 150,051 square feet with an average base rent of $11.02 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.

The following table shows the results of our leasing activity during the six months ended June 30, 2015 on the vacant gross leasable area in our consolidated portfolio.

Vacant GLA at January 1, 2015	604,408

New vacant space during the period	155,454
New vacant space resulting from acquisitions	1,440
Vacancies filled during the period	(104,350)
Vacant space sold	(20,889)

Vacant GLA at June 30, 2015	636,063

During the remainder of 2015, 67 leases, comprising 269,960 square feet and accounting for approximately 3.2% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $16.31 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of June 30, 2015, March 31, 2015, and June 30, 2014 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

	As of June 30, 2015	As of March 31, 2015	As of June 30, 2014
Consolidated Occupancy (a)
Leased Occupancy (b)	94.7%	94.4%	95.4%
Financial Occupancy (c)	92.9%	92.3%	93.6%
Same Store Leased Occupancy (b)	94.8%	94.7%	95.6%
Same Store Financial Occupancy (c)	93.6%	93.2%	93.7%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.7%	96.4%	96.7%
Financial Occupancy (c)	95.4%	94.7%	96.2%
Same Store Leased Occupancy (b)	96.2%	96.1%	96.6%
Same Store Financial Occupancy (c)	95.1%	94.4%	96.1%

Total Occupancy (a)
Leased Occupancy (b)	95.3%	95.0%	95.8%
Financial Occupancy (c)	93.7%	93.0%	94.3%
Same Store Leased Occupancy (b)	95.2%	95.1%	95.9%
Same Store Financial Occupancy (c)	94.0%	93.5%	94.4%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.3%	94.9%	95.7%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	93.6%	92.9%	94.2%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	98.0%	97.9%	98.8%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	89.0%	88.1%	88.7%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 5, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of June 30, 2015, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$4,689	10,412	3,657	23,602
Gain on sale of investment properties	(1,319)	(9,978)	(2,753)	(23,321)
Impairment of depreciable operating property	27	222	9,355	222
Equity in depreciation and amortization of unconsolidated joint ventures	4,967	4,420	9,945	8,612
Amortization on in-place lease intangibles	3,710	4,853	7,520	11,264
Amortization on leasing commissions	483	512	972	965
Depreciation, net of noncontrolling interest	11,876	12,452	23,752	24,702
Funds From Operations attributable to common stockholders	24,433	22,893	52,448	46,046

Lease termination income	(2)	(10)	(2,673)	(14)
Lease termination income included in equity in earnings of unconsolidated joint ventures	—	—	(106)	(77)
Recurring Funds From Operations attributable to common stockholders	$24,431	22,883	49,669	45,955

Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.05	0.10	0.04	0.24

Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.24	0.23	0.52	0.46

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — basic	$0.24	0.23	0.50	0.46

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — diluted	$0.24	0.23	0.49	0.46

Weighted average number of common shares outstanding, basic	100,000	99,455	99,966	99,433
Weighted average number of common shares outstanding, diluted	100,444	99,817	100,410	99,780

Distributions declared, common	$14,314	14,231	28,621	28,445
Distributions per common share	$0.14	0.14	0.29	0.29

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

	Three months ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
Net income attributable to Inland Real Estate Corporation	$8,661		12,646		11,601		28,071
Gain on sale of investment properties	(1,319)		(9,978)		(2,753)		(23,321)
Gain on sale of development properties	—		—		(72)		—
Income tax expense of taxable REIT subsidiaries	176		45		1,013		439
Interest expense	7,254		8,900		14,532		17,890
Interest expense associated with unconsolidated joint ventures	2,351		1,977		4,428		3,967
Depreciation and amortization	16,069		17,817		32,244		36,931
Depreciation and amortization associated with unconsolidated joint ventures	4,967		4,420		9,945		8,612
EBITDA	38,159		35,827		70,938		72,589

Lease termination income	(2)		(10)		(2,673)		(14)
Lease termination income included in equity in earnings of unconsolidated joint ventures	—		—		(106)		(77)
Impairment loss, net of taxes:
Provision for asset impairment	27		222		9,355		222
Recurring EBITDA	$38,184		36,039		77,514		72,720

Total Interest Expense	$9,605		10,877		18,960		21,857

EBITDA: Interest Expense Coverage Ratio	4.0	x	3.3	x	3.7	x	3.3	x

Recurring EBITDA: Interest Expense Coverage Ratio	4.0	x	3.3	x	4.1	x	3.3	x

Pro Rata Consolidated Information
These schedules present certain Non-GAAP pro-rata consolidated information as of and for the three and six months ended June 30, 2015. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance, size and operating metrics to those of other REITs in our peer group. The Company believes this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information:

	At June 30, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,550,677	(1,222)	413,764	2,092	360	1,965,671
Total assets	1,592,154	(2,860)	299,203	2,468	243	1,891,208
Mortgages payable	380,339	(530)	218,993	—	228	599,030
Total liabilities	989,241	(518)	244,092	1,613	229	1,234,657

	At December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,519,604	(325)	364,463	2,062	12,790	1,898,594
Total assets	1,572,951	(1,886)	251,697	2,455	7,640	1,832,857
Mortgages payable	384,769	—	168,689	—	6,267	559,725
Total liabilities	949,775	19	196,082	1,607	6,823	1,154,306

	For the three months ended June 30, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$49,336	—	12,767	—	21	62,124
Total expenses	37,870	(18)	8,797	2	10	46,661
Operating income (loss)	11,466	18	3,970	(2)	11	15,463

	For the three months ended June 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$48,807	—	11,175	—	122	60,104
Total expenses	40,170	(10)	7,415	(1)	58	47,632
Operating income	8,637	10	3,760	1	64	12,472

	For the six months ended June 30, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$105,102	—	26,827	(1)	182	132,110
Total expenses	88,714	(33)	18,556	8	91	107,336
Operating income (loss)	16,388	33	8,271	(9)	91	24,774

	For the six months ended June 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$105,913	—	24,217	—	180	130,310
Total expenses	87,831	(30)	17,133	1	93	105,028
Operating income (loss)	18,082	30	7,084	(1)	87	25,282

Subsequent Events

Reference is made to Note 16, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of June 30, 2015, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2015 (a)	2016 (a)	2017	2018		2019		Thereafter	Total		Fair Value (b)
Fixed rate debt	$91,296	9,731	46,959	1,195		38,366		185,709	373,256	(c)	400,074
Weighted average interest rate	5.41%	5.00%	5.05%	—%		4.42%		5.25%	5.17%		—
Variable rate debt	$—	5,295	—	275,000	(d)(e)	200,000	(f)	—	480,295	(c)	479,028
Weighted average interest rate	—%	2.44%	—%	1.94%		1.54%		—%	1.78%		—
Total	$91,296	15,026	46,959	276,195		238,366		185,709	853,551		879,102
  ________________________________________

(a)
Approximately $97,995 of our mortgages payable mature in the next twelve months.  Included in the debt maturing in 2015 is outstanding principal of approximately $90,247 secured by our Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at June 30, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,788.

(d)
Included in the debt maturing during 2018 is our unsecured line of credit facility, totaling $225,000.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of June 30, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.59%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2015, we were in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of June 30, 2015, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2015, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2019 is our $200,000 term loan, which matures in July 2019.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of June 30, 2015, the weighted average interest rate on the term loan was 1.54%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2015, we were in compliance with these financial covenants.

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

At June 30, 2015, approximately $480,300, or 56%, of our debt bore interest at variable rates, with a weighted average rate of 1.78% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $2,401 for the six months ended June 30, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended June 30, 2015, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2014.

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of June 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris Director, President and Chief Executive Officer (principal executive officer)
Date:	August 6, 2015

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	August 6, 2015

Exhibit Index

Item No.        Description

3.1    Amended and Restated Bylaws of the Registrant effective April 16, 2015 (1)
10.1    2014 Equity Award Plan (2)
10.2    Form of 2014 Equity Award Plan Restricted Share Award Agreement for Director Grants (*)
10.3    Form of 2014 Equity Award Plan Restricted Share Award Agreement for Executive Officer Grants (*)
31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the six months ended June 30, 2015, filed with the Securities and Exchange Commission on August 6, 2015, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (1)
_____________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K as filed by the Registrant with the Securities and Exchange Commission on April 22, 2015 (File No. 001-32185).

(2)
Incorporated by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A as filed by the Registrant with the Securities and Exchange Commission on April 30, 2014 (File No. 001-32185).

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