Form 10-Q
period 2015-09-30
INLAND REAL ESTATE CORP
filed 2015-11-05
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
or

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

As of November 5, 2015, there were 100,581,531 shares of common stock outstanding.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

Part I - Financial Information

Item 1.  Financial Statements

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
Assets:	(unaudited)
Investment properties:
Land	$372,025	385,432
Construction in progress	33,543	23,812
Building and improvements	1,122,823	1,110,360
Total Investment Properties	1,528,391	1,519,604
Less accumulated depreciation	347,934	338,141
Net investment properties	1,180,457	1,181,463

Cash and cash equivalents	12,335	18,385
Accounts receivable, net	35,348	38,211
Mortgages receivable	24,750	24,750
Investment in and advances to unconsolidated joint ventures	170,879	170,720
Acquired lease intangibles, net	71,792	85,858
Deferred costs, net	17,925	18,674
Other assets	36,615	34,890
Total assets	$1,550,101	1,572,951

Liabilities:
Accounts payable and accrued expenses	$59,315	56,188
Acquired below market lease intangibles, net	40,703	41,108
Distributions payable	5,439	5,420
Mortgages payable	387,688	384,769
Unsecured credit facilities	440,000	440,000
Other liabilities	20,375	22,290
Total liabilities	953,520	949,775
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized:
8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,400 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	110,000	110,000
6.95% Series B Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	100,000	100,000
Common stock, $0.01 par value, 500,000 shares authorized; 100,565 and 100,151 Shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,006	1,002
Additional paid-in capital (net of offering costs of $78,590 and $78,372 at September 30, 2015 and December 31, 2014, respectively)	878,770	874,154
Accumulated distributions in excess of net income	(487,113)	(456,120)
Accumulated other comprehensive loss	(6,995)	(6,338)
Total stockholders’ equity	595,668	622,698
Noncontrolling interest	913	478
Total equity	596,581	623,176
Total liabilities and equity	$1,550,101	1,572,951

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the three and nine months ended September 30, 2015 and 2014 (unaudited)
(In thousands except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income	$33,310	33,768	101,541	103,981
Tenant recoveries	12,622	12,306	42,550	44,476
Other property income	881	612	4,950	1,577
Fee income from unconsolidated joint ventures	1,431	1,524	4,306	4,090
Total revenues	48,244	48,210	153,347	154,124

Expenses:
Property operating expenses	6,514	6,127	21,886	25,082
Real estate tax expense	9,381	9,303	29,107	28,942
Depreciation and amortization	16,616	17,185	48,860	54,116
Provision for asset impairment	1,203	—	10,558	222
General and administrative expenses	5,587	5,553	17,604	17,638
Total expenses	39,301	38,168	128,015	126,000

Operating income	8,943	10,042	25,332	28,124
Other income	2,837	390	3,622	1,158
Gain on sale of investment properties, net	6,450	—	9,383	22,828
Gain on sale of joint venture interest	39	313	228	427
Interest expense	(7,337)	(8,752)	(21,869)	(26,642)
Income before income tax expense of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	10,932	1,993	16,696	25,895

Income tax expense of taxable REIT subsidiaries	(693)	(232)	(1,706)	(670)
Equity in earnings of unconsolidated joint ventures	2,011	2,774	8,936	6,831
Income from continuing operations	12,250	4,535	23,926	32,056

Income from discontinued operations	—	31	—	552
Net income	12,250	4,566	23,926	32,608

Less: Net (income) loss attributable to the noncontrolling interest	24	10	(51)	39
Net income attributable to Inland Real Estate Corporation	12,274	4,576	23,875	32,647

Dividends on preferred shares	(3,972)	(2,234)	(11,916)	(6,703)
Net income attributable to common stockholders	$8,302	2,342	11,959	25,944

Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.08	0.02	0.12	0.25
Income from discontinued operations	—	—	—	0.01
Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.08	0.02	0.12	0.26

Weighted average number of common shares outstanding — basic	100,188	99,617	100,041	99,495

Weighted average number of common shares outstanding — diluted	100,540	100,060	100,454	99,874

Comprehensive income:
Net income attributable to common stockholders	$8,302	2,342	11,959	25,944
Unrealized gain (loss) on derivative instruments	(1,029)	500	(657)	(706)
Comprehensive income attributable to common stockholders	$7,273	2,842	11,302	25,238

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the nine months ended September 30, 2015 (unaudited)
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance December 31, 2014	8,400	$210,000	100,151	$1,002	$874,154	$(456,120)	$(6,338)	$622,698	$478	$623,176
Issuance of common stock, including DRP	—	—	362	4	4,354	—	—	4,358	—	4,358
Exercise of stock options	—	—	1	—	8	—	—	8	—	8
Deferred stock compensation, net	—	—	51	—	472	—	—	472	—	472
Offering costs	—	—	—	—	(218)	—	—	(218)	—	(218)
Net income	—	—	—	—	—	23,875	—	23,875	51	23,926
Dividends on preferred shares	—	—	—	—	—	(11,916)	—	(11,916)	—	(11,916)
Distributions declared, common	—	—	—	—	—	(42,952)	—	(42,952)	—	(42,952)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(657)	(657)	—	(657)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	384	384
Balance September 30, 2015	8,400	$210,000	100,565	$1,006	$878,770	$(487,113)	$(6,995)	$595,668	$913	$596,581

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015 and 2014 (unaudited)
(In thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$23,926	32,608
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	10,558	222
Depreciation and amortization	49,248	54,470
Amortization of deferred stock compensation	472	(1,107)
Amortization on acquired above/below market leases and lease inducements	453	312
Gain on sale of investment properties	(9,383)	(23,321)
Equity in earnings of unconsolidated ventures	(8,936)	(6,831)
Gain on sale of joint venture interest	(228)	(427)
Straight line rent	(367)	(1,210)
Amortization of loan fees	1,401	972
Amortization of debt premium/discount, net	(308)	(467)
Distributions from unconsolidated joint ventures	4,205	—
Changes in assets and liabilities:
Restricted cash	—	123
Accounts receivable and other assets, net	3,566	3,342
Accounts payable and accrued expenses	89	(4,533)
Prepaid rents and other liabilities	(617)	(2,783)
Net cash provided by operating activities	74,079	51,370

Cash flows from investing activities:
Restricted cash	(2,383)	(1,152)
Proceeds from sale of interest in joint venture, net	7,289	16,901
Purchase of investment properties	(40,824)	(73,542)
Additions to investment properties, net of accrued additions	(51,266)	(20,394)
Proceeds from sale of investment properties and land condemnations, net	44,611	58,415
Distributions from unconsolidated joint ventures	29,747	10,464
Investment in unconsolidated joint ventures	(27,911)	(41,135)
Payment of leasing fees	(1,799)	(2,050)
Net cash used in investing activities	(42,536)	(52,493)

Cash flows from financing activities:
Issuance of shares, net of offering costs	4,148	3,784
Loan proceeds	24,313	29,739
Payoff of debt	(10,062)	(42,378)
Proceeds from term loan	—	20,000
Proceeds from the unsecured line of credit facility	67,000	150,000
Repayments on the unsecured line of credit facility	(67,000)	(105,000)
Loan fees	(7)	(862)
Distributions paid	(54,849)	(49,391)
Contributions from noncontrolling interest	384	545
Payment of earnout liability	(1,520)	(1,163)
Net cash provided by (used in) financing activities	(37,593)	5,274

Net increase (decrease) in cash and cash equivalents	(6,050)	4,151
Cash and cash equivalents at beginning of period	18,385	11,258
Cash and cash equivalents at end of period	$12,335	15,409

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$16,963	21,357

Non-cash accrued additions to investment properties	$(3,862)	1,285

Non-cash distributions to noncontrolling interests	$—	(14)

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Per ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which was issued by the FASB in August 2015, and amended the effective date of ASU No. 2014-09, the new standard is effective for the Company on January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (i.e. January 1, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the debt liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU, effective on the same date as ASU No. 2015-03, states that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit (“LOC”) arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. The Company does not expect adoption of either ASU to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft.	Approximate Purchase Price
03/10/15	Westbury Square	Huntsville	AL	114,904	$23,417

	Total			114,904	$23,417

During the nine months ended September 30, 2015, consistent with the Company’s growth initiative, the Company acquired the investment property listed above, which was consolidated upon acquisition. The Company acquired 100% of the beneficial interests of the property.

The following table presents certain additional information regarding the Company’s acquisitions during the nine months ended September 30, 2015. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
Westbury Square	$3,125	18,638	3,643	(1,989)

Total	$3,125	18,638	3,643	(1,989)

The Company has not included pro forma financial information related to the above property acquired during the nine months ended September 30, 2015. The Company believes pro forma financial information for this single property is immaterial to the consolidated financial statements as of and for the three and nine months ended September 30, 2015.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

(3)    Dispositions

The table below summarizes investment property dispositions, including the property sold, sales price, gain or loss on sale and any necessary asset impairments during the nine months ended September 30, 2015.

Disposition Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	$5,325	$1,434	$—
05/14/15	Park Square Outlot	Brooklyn Park	MN	5,620	—	1,600	912	—
06/05/15	Eastgate Center	Lombard	IL	129,101	—	4,100	—	2,397
06/30/15	Mokena Marketplace (partial)	Mokena	IL	—	—	775	329	—
07/07/15	Regal Showplace (partial)	Crystal Lake	IL	73,000	—	16,953	114	—
07/29/15	Wauconda Crossing (partial)	Wauconda	IL	76,262	—	4,300	—	2,543
09/03/15	Park St. Clair (partial)	Schaumburg	IL	71,400	—	13,000	6,336	—

				355,383	4,305	$46,053	$9,125	$4,940

(a)	The sale price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

The table below presents development property dispositions during the nine months ended September 30, 2015.

Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)

TTDI Joint Venture
01/16/15	Tanglewood Pavilion (partial)	Elizabeth City	NC	—	1.10	$515	$72

				—	1.10	$515	$72

(a)	Amount shown is our pro-rata share.

During the nine months ended September 30, 2015, the Company completed a land condemnation at one investment property. In conjunction with this condemnation, the Company recorded a gain of approximately $78.

During the nine months ended September 30, 2015, the Company recorded $10,558 as provision for asset impairment on its accompanying consolidated statements of operations and comprehensive income. The asset impairments were required because the Company had negotiated sales prices on seven investment properties that were below their respective carrying values, which included Eastgate Center and Wauconda Crossing, noted in the table above, of which $4,885 of impairment was recorded during the three months ended March 31, 2015.

(4)    Mortgages Receivable

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a related joint venture partner (see Note 13, “Transactions with Related Parties”) for a principal sum of $24,750. The property commonly known as Clybourn Galleria, located in Chicago, Illinois is the collateral for this note. The note accrues interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015. Total interest income earned during the nine months ended September 30, 2015 was $928. In addition, during the three months ended September 30, 2015, the Company received the $3,000 loan fee and recognized $2,455 as income, representing the pro-rata share of income to date. Both the interest income earned and the loan fee recognized are included in other income on the accompanying consolidated statements of operations and comprehensive income. Subsequent to the end of the quarter, the principal and accrued, but unpaid interest were repaid in full (see Note 16, “Subsequent Events”).

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

Joint Venture with IPCC (IRC-IREX Venture II, LLC)

In August 2015, and effective as of January 1, 2015, Inland Exchange Venture LLC (“IEV LLC”), formerly known as Inland Exchange Venture Corporation, a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with Inland Private Capital Corporation (“IPCC”), a wholly owned subsidiary of The Inland Group, Inc. (“TIGI”). The identification period detailed in the joint venture agreement has been extended through December 31, 2016 and continues the joint venture relationship that began in 2006. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEV LLC.  These offerings are structured to sell Delaware Statutory Trust (“DST”) interests in the identified property.  IEV LLC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture. The Company will continue to earn asset management, property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors, unless the management agreement is terminated by the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the nine months ended September 30, 2015 and 2014 and therefore no longer represent the consolidated assets and liabilities of the VIE.

	September 30, 2015	September 30, 2014
Investment properties	$(12,096)	(52,779)
Acquired lease intangibles	(4,909)	(7,952)
Below market lease intangibles	1,255	1,543
Mortgages payable	11,025	28,139
Net change to investment in and advances to unconsolidated joint ventures	$(4,725)	(31,049)

During the nine months ended September 30, 2015 and 2014, the joint venture with IPCC acquired one and six investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $39 and $228 for the three and nine months ended September 30, 2015, respectively, as compared to $313 and $427 for the three and

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

nine months ended September 30, 2014. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with MAB (IRC-MAB Southeast, LLC)

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company is required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of September 30, 2015, there were no acquisitions through this joint venture. Subsequent to the end of the quarter, the joint venture completed its first acquisition (see Note 16 “Subsequent Events”). The joint venture has one additional site under contract, with closing anticipated during the first half of 2016.

Joint Venture with Thompson Thrift Development, Inc. (Tanglewood Parkway Elizabeth City, LLC)

In September 2014, the Company entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. (“TTDI”). The joint venture acquired the vacant land for $850. Construction was substantially completed during the third quarter, and the completed portion was placed in service effective August 21, 2015. The Company has provided 90% of the equity required to fund approved project costs not funded through the construction loan, while TTDI has provided the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that the Company is required to purchase the power center at a discount to fair market value after stabilization and after certain other criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE. As of September 30, 2015, this property had not yet reached a stabilized financial occupancy rate.

Joint Venture with NARE (IRC-NARE 1300 Meacham Road, LLC)

In February 2015, the Company entered into a joint venture to develop 1300 Meacham Road, located in Schaumburg, Illinois with North American Real Estate (“NARE”). The joint venture acquired the property on February 12, 2015 for $4,500, using cash contributed by each partner. The property is a four-acre parcel of land with a 60,000 square foot office building, which will be demolished. The development is anticipated to consist of three pad sites, which will be ground lease or build-to-suit opportunities for single and potentially multi-tenant use. Demolition began during the third quarter of 2015 and construction is expected to begin in the first half of 2016. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. The joint venture agreement also provides that the Company is required to purchase the property at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE.

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets as of September 30, 2015 and December 31, 2014. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

	September 30, 2015	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$22,592	3,245
Other assets	5,165	4,667
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$27,757	7,912

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$13,289	—
Other liabilities	653	52

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$13,942	52

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at September 30, 2015	Investment in and advances to unconsolidated joint ventures at September 30, 2015	Investment in and advances to unconsolidated joint ventures at December 31, 2014
INP Retail LP (a)	55%	$165,795	163,305
Oak Property and Casualty	20%	1,763	1,308
TMK/Inland Aurora Venture LLC (b)	40%	(304)	(302)
IRC/IREX Venture II LLC (c)	(d)	3,625	6,409
Investment in and advances to unconsolidated joint ventures		$170,879	170,720
 ________________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with IPCC. Investment in joint venture balance represents the Company’s share of the Delaware Statutory Trust (“DST”) interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property and is in the process of selling ownership interests in that property to outside investors.

The unconsolidated joint ventures had total outstanding debt of $416,066 (total debt, not the Company’s pro rata share) at September 30, 2015 that matures as follows:

Joint Venture Entity	2015	2016	2017	2018	2019	Thereafter	Total
INP Retail LP (a) (b)	$23,524	34,312	40,486	10,177	43,815	252,727	405,041
IRC/IREX Venture II LLC	—	—	—	—	—	11,025	11,025
Total unconsolidated joint venture debt (a)	$23,524	34,312	40,486	10,177	43,815	263,752	416,066
 ________________________________________

(a)
The total debt above reflects the total principal amount outstanding.  The unconsolidated joint ventures’ balance sheets at September 30, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $4,208.

(b)
Includes the mortgages payable for Evergreen Promenade and Pulaski Promenade. Amounts are not included in Joint Venture Financial Information because INP Retail LP accounts for its Evergreen Promenade and Pulaski Promenade joint ventures under the equity method of accounting.

INP Retail LP has guaranteed approximately $12,590 of the loans encumbering Evergreen Promenade and Pulaski Promenade. The guarantees are in effect for the entire term of the loans as set forth in the loan documents. INP Retail LP is required to pay on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived. The Company’s pro rata share of the outstanding guarantee is approximately $6,925. The Company is required to estimate the fair value of the guarantees and, if material, record a corresponding liability. The Company has determined that performance under the guarantee is not probable and the fair value of the guarantee is immaterial as of September 30, 2015 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition services to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the three and nine months ended September 30, 2015 and 2014 are reflected in the following table.

	Three months ended September 30,		Nine months ended September 30,
Joint Venture with:	2015	2014	2015	2014
PGGM	$893	747	2,449	2,036
IPCC	538	777	1,857	2,054
Fee income from unconsolidated joint ventures	$1,431	1,524	4,306	4,090

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

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income.  During the three and nine months ended September 30, 2015, the Company recorded $516 and $1,548, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures and recorded $517 and $1,550 during the three and nine ended September 30, 2014. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities (the “REITs”) to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets. The Company’s maximum total equity contribution is approximately $281,000 and PGGM’s maximum total equity contribution is approximately $230,000. The joint venture agreement provides that the Company has the option, to purchase up to 20% of PGGM’s interest in the joint venture annually, over a five-year period, beginning in the fourth quarter of 2016, and that PGGM has the option to sell up to 20% of its interest in the joint venture to the Company annually, over the same five-year period. Per the partnership agreement, the term of the joint venture ends in June of 2020; provided, however, the partners may agree to extend the term for a mutually agreed length of time.  Upon the final expiration of the term, the Company has the option to purchase PGGM’s remaining interest in the joint venture, and PGGM has the option to sell its remaining interest to the Company.

As of September 30, 2015, the joint venture has acquired a total of approximately $881,000 of retail assets, including those properties contributed by the Company. As of September 30, 2015, PGGM’s remaining maximum potential equity contribution was approximately $11,119 and the Company’s was approximately $13,590.

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

In June 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC (“IBT”). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and completed construction of the approximately 92,400 square foot shopping center as of December 31, 2014. As of September 30, 2015, Evergreen Promenade is 96% leased to two national retailers, Mariano’s, which opened during the first quarter of 2015, and PetSmart, which opened during the fourth quarter of 2014. Management determined that this joint venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

partner is deemed to have control of the venture. Therefore, the joint venture with PGGM accounts for this joint venture using the equity method of accounting.

In September 2014, the joint venture with PGGM entered into a second limited liability company agreement with Pine Tree and IBT. This agreement forms a joint venture between the same parties to acquire, develop, operate and manage the property known as Pulaski Promenade, located in Chicago, Illinois. The venture acquired the vacant land parcel for $5,734 and has substantially completed construction of the approximately 122,000 square foot shopping center as of August 31, 2015. As of September 30, 2015, Pulaski Promenade is 80% leased to national retailers. Management determined that this joint venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the joint venture. Therefore, the joint venture with PGGM accounts for this joint venture using the equity method of accounting.

On September 30, 2015, the REITs entered into an unsecured line of credit facility (the “PGGM Credit Agreement”).  The aggregate commitment of the PGGM Credit Agreement is $50,000, and it matures on September 30, 2019. Borrowings under the PGGM Credit Agreement bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the REITs leverage ratio. The REITs pay interest only, on a monthly basis during the term of the PGGM Credit Agreement, with all outstanding principal and unpaid interest due upon its termination.  The REITs are also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of September 30, 2015 the REITs had not drawn on the PGGM Credit Agreement and had up to $50,000 available.  Availability under the PGGM Credit Agreement may be limited due to covenant compliance requirements. The REITs are expected to utilize this line of credit for general purposes, including funding the acquisition of the completed Evergreen Promenade and Pulaski Promenade shopping center developments and to pay off higher rate secured debt maturities on properties owned by the venture.

Development Joint Venture

The Company currently has one unconsolidated development joint venture, which was formed for the development or sale of the property commonly known as Savannah Crossing. This property consists of approximately five acres of vacant land, which the joint venture is holding for future sale or potential development.

Joint Venture Financial Information

Summarized financial information for the unconsolidated joint ventures is as follows:

	As of
	September 30, 2015	December 31, 2014
Balance Sheets:
Assets:
Investment in real estate, net	$801,792	755,656
Other assets	76,310	84,323
Total assets	$878,102	839,979

Liabilities:
Mortgage payable (a) (b)	$385,962	320,883
Other liabilities	76,170	83,514
Total liabilities	$462,132	404,397

Total equity	$415,970	435,582

Total liabilities and equity	$878,102	839,979

Investment in and advances to unconsolidated joint ventures	$170,879	170,720

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statements of Operations:
Total revenues	$24,429	$22,889	78,072	67,914
Total expenses	(23,448)	(20,923)	(69,383)	(62,215)
Income from operations	$981	1,966	8,689	5,699

Inland’s pro rata share of income from operations (c)	$2,011	2,774	8,936	6,831
  ________________________________________

(a)	Includes $4,208 of unamortized mortgage premiums and discounts.

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

(6)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at September 30, 2015 and the weighted average interest rates for the debt maturing in each specified period:

	2015 (a)	2016 (a)	2017	2018		2019		Thereafter	Total
Fixed rate debt	$90,795	9,834	47,067	1,307		37,993		185,709	372,705	(b)
Weighted average interest rate	5.41%	5.00%	5.05%	—%		4.42%		5.25%	5.17%
Variable rate debt	$—	13,289	—	240,000	(c)(d)	200,000	(e)	—	453,289	(b)
Weighted average interest rate	—%	2.50%	—%	2.04%		1.60%		—%	1.86%
Total	$90,795	23,123	47,067	241,307		237,993		185,709	825,994
 ________________________________________

(a)
Approximately $111,252 of the Company’s mortgages payable mature in the next twelve months.  Included in the debt maturing in 2015 is outstanding principal of approximately $90,247 secured by the Company’s Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the other maturing debt upon maturity using available cash and/or borrowings under its unsecured line of credit facility.

(b)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at September 30, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,694.

(c)
Included in the debt maturing during 2018 is the Company’s unsecured line of credit facility, totaling $190,000, which matures in July 2018.  The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.65%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2015, the Company was in compliance with these financial covenants.

(d)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2015, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2015, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2019 is the Company’s $200,000 term loan which matures in July 2019.  The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of September 30, 2015, the weighted average interest rate on the term loan was 1.60%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2015, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of its investment properties.  The face value of mortgage loans outstanding as of September 30, 2015 was $385,994 and they bore interest at a weighted average interest rate of 5.08% per annum.  Of this amount, $372,705 bore interest at fixed rates ranging from 4.00% to 6.03% per annum and a weighted average fixed rate of 5.17% per annum as of September 30, 2015.  The remaining $13,289 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.50% per annum as of September 30, 2015.  The consolidated balance sheets at September 30, 2015 include the remaining unamortized mortgages premium/discount of $1,694. As of September 30, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of September 30, 2015.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,967 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of September 30, 2015 and December 31, 2014, the Company had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	September 30, 2015	December 31, 2014
Interest Rate Swap	$60,000	60,000

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of September 30, 2015 and December 31, 2014.

	Derivative Liability		Derivative Liability
	As of September 30, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a cash flow hedge:
Interest rate swap	Other liabilities	$6,995	Other liabilities	6,338

The table below presents the effect of the Company’s derivative financial instrument on comprehensive income for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(1,556)	(32)	(2,225)	(2,286)
Amount of loss reclassified from accumulated comprehensive income into interest expense	527	532	1,568	1,580
Unrealized gain (loss) on derivative	$(1,029)	500	(657)	(706)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of September 30, 2015, the fair value of derivatives in a liability position related to this agreement was $6,995. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $7,453.

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

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of September 30, 2015 and December 31, 2014, the outstanding balance on the line of credit facility was $190,000 for each period. As of September 30, 2015, the Company had up to $85,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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
September 30, 2015 (unaudited)

(7)    Fair Value Disclosures

In some instances, certain of the Company’s assets and liabilities are required to be measured or disclosed at fair value according to a fair value hierarchy pursuant to relevant accounting literature.  This hierarchy ranks the quality and reliability of the inputs used to determine fair values, which are then classified and disclosed in one of three categories.  The three levels of the fair value hierarchy are:

•	Level 1 — quoted prices in active markets for identical assets or liabilities.

•	Level 2 — quoted prices in active markets for similar assets or liabilities; quoted prices in markets that are not active; and model-derived valuations whose inputs are observable.

•	Level 3 — model-derived valuations with unobservable inputs that are supported by little or no market activity.

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

For assets and liabilities measured at fair value on a recurring basis for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at September 30, 2015 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$6,995	—
Variable rate debt (b)	—	452,442
Fixed rate debt (b)	—	399,330
Total liabilities	$6,995	851,772

	Fair value measurements at December 31, 2014 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$6,338	—
Variable rate debt (b)	—	440,163
Fixed rate debt (b)	—	407,692
Total liabilities	$6,338	847,855
 ________________________________________

(a)	The Company entered into these interest rate swaps as a requirement under certain secured mortgage loans.

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

Level 3
The fair value of both variable and fixed rate debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At September 30, 2015 and December 31, 2014, the Company used rates of 3.0% and 3.4%, respectively, for fixed rate debt and 1.9% for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.  The Company’s other financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items are short term in nature and their carrying amounts approximate their fair value at September 30, 2015 and December 31, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

(8)    Stockholder’s Equity

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the “Agents”). The Sales Agency Agreement provided that the Company could offer and sell shares of its common stock having an aggregate offering price up to $150,000 from time to time through the Agents. Offers and sales of shares of its common stock, if any, were to be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-Q as its ATM issuance program.  During the nine months ended September 30, 2015, the Company issued approximately 230 shares of its common stock through the ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,550 in gross proceeds, offset by approximately $38 in commission and fees. This agreement expired on November 5, 2015, and the Company intends to review options available to renew this ATM issuance program.

(9)    Accumulated Other Comprehensive Loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the nine months ended September 30, 2015.

Gain (loss) on derivative instrument
Balance at December 31, 2014	$(6,338)

Unrealized gain (loss) on valuation of swap agreements	(2,225)
Reclassification of realized interest on swap agreements	1,568
Net other comprehensive income (loss)	(657)

Balance at September 30, 2015	$(6,995)

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the three months ended September 30, 2015.

Gain (loss) on derivative instrument
Balance at June 30, 2015	$(5,966)

Unrealized gain (loss) on valuation of swap agreements	(1,556)
Reclassification of realized interest on swap agreements	527
Net other comprehensive income (loss)	(1,029)

Balance at September 30, 2015	$(6,995)

(10)    Operating Leases

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $194 and $367 for the three and nine months ended September 30, 2015, respectively, and $200 and $1,210 for the three and nine months ended September 30, 2014, respectively of rental income for the period of occupancy for which stepped rent increases apply and $23,751 and $23,384 in related accounts receivable as of September 30, 2015 and December 31, 2014, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

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

The Company had no uncertain tax positions as of September 30, 2015.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of September 30, 2015. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 or in the consolidated balance sheets as of September 30, 2015 and December 31, 2014. As of September 30, 2015, returns for the calendar years 2011 through 2014 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

(12)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of September 30, 2015 and December 31, 2014, options to purchase 50 and 61 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of September 30, 2015, 844 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 486 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Numerator:
Income from continuing operations	$12,250		4,535		23,926		32,056
Income from discontinued operations	—		31		—		552
Net income	12,250		4,566		23,926		32,608
Less: Net (income) loss attributable to the noncontrolling interest	24		10		(51)		39
Net income attributable to Inland Real Estate Corporation	12,274		4,576		23,875		32,647
Dividends on preferred shares	(3,972)		(2,234)		(11,916)		(6,703)
Net income attributable to common stockholders	$8,302		2,342		11,959		25,944
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	100,188		99,617		100,041		99,495
Effect of dilutive securities:
Unvested restricted shares	352	(a)	443	(a)	413	(a)	379	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	100,540		100,060		100,454		99,874
 ________________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(13)    Transactions with Related Parties

The Company pays or has paid affiliates of TIGI for real estate-related brokerage services and for certain administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing.  These TIGI affiliates provide these services at cost, with the exception of the broker commissions, which are charged as a percentage of the gross transaction amount.  TIGI, through its affiliates, beneficially owns approximately 12.6% of the Company’s outstanding common stock as of September 30, 2015.  Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI. The Company also leases its corporate office from TIGI affiliates.

Effective July 1, 2014, the Company terminated its contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. The Company has hired internal staff to handle loan servicing and property tax reduction services and engaged a third party broker to handle its insurance consultation and placement services.

The Company’s current office lease expires in 2015. The Company executed an 11-year office lease with a third party and expects to relocate its corporate office early in the first quarter of 2016.

During the nine months ended September 30, 2015, the Company began the process of transitioning its computer services from a TIGI affiliate to a third-party managed service provider. The transition is expected to be complete before the end of 2015 and, at the time of full transition, the Company does not expect to incur additional fees for these services from TIGI affiliates.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Loan servicing	$—	—	—	67
Property tax payment/reduction work	—	50	—	191
Computer services	384	288	943	612
Other service agreements	62	55	172	171
Broker commissions	—	2	—	104
Office rent and reimbursements	275	189	688	501

Total	$721	584	1,803	1,646

Joel Simmons, one of the Company’s directors, is the Executive Managing Director of Newmark Grubb Knight Frank (“NGKF”), a global provider of real estate services. The Company’s joint venture with PGGM paid mortgage brokerage fees to NGKF of $195 during the nine months ended September 30, 2015. No mortgage brokerage fees were paid to NGKF during the nine months ended September 30, 2014. Mr. Simmons had an indirect personal interest as a broker in this transaction.

On February 10, 2015, the Company entered into a Limited Liability Company Agreement with NARE to acquire, develop, operate and manage an investment property located in Schaumburg, Illinois. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with the principal of NARE in the amount of $24,750. Reference is made to Note 4, “Mortgages Receivable” for a description of the loan arrangement with the NARE principal and to Note 16 “Subsequent Events” for information on the repayment of the mortgage.

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

(16)    Subsequent Events

The Company has evaluated events subsequent to September 30, 2015 through November 5, 2015, the date of the financial statement issuance.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
September 30, 2015 (unaudited)

Acquisitions
On October 21, 2015, the Company’s joint venture with MAB acquired for redevelopment the Weaverville Plaza, located in Weaverville, North Carolina from an unaffiliated third party for approximately $11,425. Upon completion, Weaverville Plaza is expected to total 139,000 square feet of gross leasable area. Current tenants include Big Lots, Advance Auto Parts, and Wells Fargo. The redevelopment will include the construction of a new Publix grocery store, the addition of an outlot and a remerchandising of some of the existing shop space.

Dispositions
On October 9, 2015, the Company sold University Center, located in St. Paul, Minnesota to an unaffiliated third party for approximately $4,715, a price approximating its current carrying value, after recording an impairment adjustment of $726 during the nine months ended September 30, 2015.

On October 20, 2015, the Company sold Wauconda Shopping Center and the remaining portion of the Wauconda Crossings investment property both located in Wauconda, Illinois to an unaffiliated third party for approximately $8,000, a price above the combined current carrying value, after recording an impairment adjustment on this portion of Wauconda Crossings of $965 during the nine months ended September 30, 2015.

Distributions
On October 15, 2015, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on October 1, 2015.

On October 15, 2015, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on November 16, 2015 to the stockholders of record at the close of business on November 2, 2015.

On October 15, 2015, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on October 1, 2015.

On October 15, 2015, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock. This distribution is payable on November 16, 2015 to the stockholders of record at the close of business on November 2, 2015.

On October 19, 2015, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on September 30, 2015.

On October 19, 2015, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on November 17, 2015 to the stockholders of record at the close of business on November 2, 2015.

Other
On October 9, 2015, the Company’s mortgage receivable, secured by the property commonly known as Clybourn Galleria, was repaid in full, including all accrued and unpaid interest. In conjunction with the repayment of this mortgage, the Company recognized the remaining $545 of the associated loan fee.

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

We have qualified and elected to be taxed as a real estate investment trust (“REIT”). Inland Real Estate Corporation is a Maryland corporation formed on May 12, 1994. To date, we have focused on open-air neighborhood, community and power shopping centers and single-tenant retail properties located primarily in the Central and Southeastern United States. Through wholly owned subsidiaries, Inland Commercial Property Management, Inc. and Inland TRS Property Management, Inc., we manage all of the properties we own interests in as well as properties for certain third parties and related parties.  Our investment properties are typically anchored by stores which provide everyday goods and services to consumers, such as grocery, drug or discount stores, rather than stores that sell discretionary items.  We seek to acquire properties with high quality tenants and attempt to mitigate the impact of tenant defaults by maintaining a diversified tenant base.  As of September 30, 2015, no single tenant accounted for more than approximately 4.0% of annual base rent in our total portfolio, excluding properties owned through our joint venture with Inland Private Capital Corporation (“IPCC”).

As of September 30, 2015, we owned interests in 136 investment properties, including 37 properties owned by our unconsolidated joint ventures.

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

•
Continue to reduce the cost, and extend the term, of our debt and reduce our overall leverage over time, which we believe will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.

In executing these objectives, during the nine months ended September 30, 2015, we:

•
acquired one investment property in Alabama for our consolidated portfolio, one in Minnesota and three in Ohio for our PGGM joint venture and a development property in Schaumburg, Illinois for our new joint venture with North American Real Estate for an aggregate purchase price of $118,996.

•
sold two investment properties, three outlot pads and portions of three investment properties for approximately $46,568, the proceeds from which were used to partially fund the acquisition of investment properties.

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

Total assets under management include consolidated assets, unconsolidated assets at 100% and assets that we do not have an ownership interest in, but that we manage on behalf of a third party. As of September 30, 2015, total assets under management were approximately $3,097,820 and produced total revenues of $88,604 and $276,500 for the three and nine months ended September 30, 2015, respectively.

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

To support our ongoing effort to expand our footprint into new markets, in November 2013, we entered into a joint venture with MAB, an affiliate of Melbourne Australia-based MAB Corporation to develop grocery-anchored shopping centers in select markets throughout the Southeastern United States in metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000 square foot grocery store with approximately 20,000 square feet of additional retail space. Additionally, in September 2014, we entered into a joint venture with Thompson Thrift Development, Inc. to develop a single grocery anchored asset in North Carolina.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consists of cash and short-term investments.  Cash and cash equivalents at September 30, 2015 and December 31, 2014 were $12,335 and $18,385, respectively. The higher cash balance at December 31, 2014 reflects proceeds from the sale of vacant land and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the nine months ended September 30, 2015 and 2014.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our dividend reinvestment plan and our ATM issuance program, which expired November 5, 2015 and may not be renewed, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of September 30, 2015, we were in compliance with all financial covenants under our various debt agreements, and we had up to $85,000 available under our $275,000 line of credit facility and an additional $200,000 available under an accordion feature, subject to approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also have funded certain of our liquidity needs through the sale of our common stock in “at the market” or “ATM” issuances. This agreement expired on November 5, 2015, and the Company intends to review options available to renew this ATM issuance program. Under this ATM program, we were able to issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the “Agents”) act as our sales agent(s) for these issuances which may be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker. We refer to the arrangement with the Agents in this report on Form 10-Q as our “ATM issuance program.” During the nine months ended September 30, 2015, we issued approximately 230 shares of our common stock through our ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,550 in gross proceeds, offset by approximately $38 in commissions and fees.

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

Approximately $111,252 of consolidated debt, including required monthly principal amortization, matures in the next twelve months. Included in this total is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 6, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of September 30, 2015, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October, 2012, we entered into a First Amendment (the “Amendment”) to the Limited Partnership Agreement of our joint venture with PGGM.  Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt.  The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000.  The Amendment grants additional time to acquire assets and no contributions are required unless and until both partners approve an additional acquisition.  We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of September 30, 2015, PGGM’s remaining maximum potential contribution was approximately $11,119 and ours was approximately $13,590.

In November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon our site approval, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we are required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of September 30, 2015, there were no acquisitions through this joint venture. Subsequent to the end of the quarter, the joint venture completed its first acquisition (see Note 16 “Subsequent Events”).The joint venture has one additional site under contract, with closing anticipated during the first half of 2016.

In September 2014, we entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that is located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. (“TTDI”). The joint venture acquired the vacant land for $850. Construction was substantially completed during the third quarter, and the completed portion was placed in service effective August 21, 2015. We have provided 90% of the equity required to fund approved project costs not funded through the construction loan, while TTDI has provided the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that we are required to purchase the power center at a discount to fair market value after stabilization and after certain other criteria are met. As a result, we have determined we are the primary beneficiary of this VIE. As of September 30, 2015, this property had not yet reached a stabilized financial occupancy rate.

One of our goals is to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We believe that the stability of our portfolio, the lack of new supply of retail space in our targeted markets, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income. We currently have several projects underway and others under consideration. During 2015, we expect to invest a total of approximately $40,000 in capital for tenant improvements and leasing commission on new leases and building improvements related to some of these repositioning efforts, which is higher than amounts spent in the past two years. This increase in spending is reflective of planned redevelopment projects during 2015. During the nine months ended September 30, 2015, we invested approximately $33,549 on such capital items. We expect to continue to fund these improvements using a portion of our cash from operations and draws on our unsecured line of credit facility.

The table below reflects our current development pipeline:

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion
Active Development Projects
Pulaski Promenade Chicago, IL INP Retail LP (1)	Michaels, Ross Dress for Less, Marshall's, Shoe Carnival, PetSmart	Q4 2015	$32,358	$3,871	$24,296	$3,855	133,281
Tanglewood Pavilion Elizabeth City, NC IRC/Thompson Thrift	TJ Maxx, Ross Dress for Less, Hobby Lobby, Wal-Mart(non-owned)	Q4 2015	22,126	3,945	17,909	3,945	157,847
Shoppes at Rainbow Landing Rainbow City, AL Consolidated	Publix	Q4 2015	12,679	12,679	10,218	10,218	64,759
1300 Meacham Road Schaumburg, IL IRC/NARE	None	Q3 2016	8,500	8,075	4,934	4,520	10,000-18,000
Southshore Shopping Center Boise, ID Consolidated	Gordmans, Albertsons (non-owned)	—	—	—	5,910	5,910	106,972

Project / Entity	Major Tenants	Anticipated Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion

Redevelopment Projects
Joliet Commons Ph I & II Joliet, IL Consolidated	Dick's Sporting Goods, DSW Shoe Warehouse	Q4 2015	6,630	6,630	5,733	5,733	—
Dunkirk Square Maple Grove, MN Consolidated	Hobby Lobby	Q4 2015	1,600	1,600	903	903	—

Land Held for Future Development
Savannah Crossing Aurora, IL TMK/Inland Aurora Venture LLC	Wal-Mart (non-owned), Walgreens (non-owned)	—	—	—	2,253	—	—
North Aurora Towne Centre North Aurora, IL Consolidated	Best Buy, Target (non-owned), JC Penney (non-owned)	—	—	—	12,188	12,188	—
Shops at Lakemoor Lakemoor, IL Consolidated	None	—	—	—	10,234	10,234	—

(1)	The estimated budget is shown including approximately $5,900 of anticipated TIF proceeds, the final amount of which will be determined upon project completion.

We have begun the process of transitioning our computer services from an affiliate of The Inland Group, Inc. (“TIGI”) to a third-party managed service provider. The transition is expected to be complete before the end of 2015 and at the time of full transition, we do not expect to incur additional fees for these services from the TIGI affiliate. However, during the transition period, we may incur additional costs to the TIGI affiliate for their assistance. We have incurred $384 and $943 during the three and nine months ended September 30, 2015, respectively, as compared to $288 and $612 during the three and nine months ended September 30, 2014 for all computer services from the TIGI affiliate. After the transition, we expect costs for our computer services with our new service provider to be similar to the costs from the TIGI affiliate.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the nine months ended September 30, 2015 and the year ended December 31, 2014.

Acquisition Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition

Consolidated Portfolio
03/27/14	Mokena Marketplace	Mokena	IL	49,058	4,300	$13,737	7.25%	76%
10/02/14	Prairie Crossings Shopping Center	Frankfort	IL	109,079	—	24,663	6.77%	98%
10/17/14	Shoppes at Rainbow Landing (c)	Rainbow City	AL	—	—	3,008	(c)	(c)
03/10/15	Westbury Square	Huntsville	AL	114,904	—	23,417	6.50%	100%

PGGM Joint Venture
06/30/14 10/16/14	Newport Pavilion (d)	Newport	KY	205,053	131,854	66,920	6.50%	90%
08/19/14	Princess City Plaza (e)	Mishawaka	IN	172,181	6,327	28,608	7.37%	100%
09/10/14	Pulaski Promenade (f)	Chicago	IL	—	—	7,150	(f)	(f)
02/02/15	Argonne Village	Lakeville	MN	109,869	—	26,304	6.61%	100%
04/02/15	Cedar Center North	South Euclid	OH	61,420	—	15,415	7.18%	90%
05/07/15	Creekside Commons	Mentor	OH	201,893	6,519	28,300	6.88%	99%
05/29/15	Eastgate Crossing	Cincinnati	OH	174,740	—	21,060	6.60%	97%

IPCC Joint Venture
01/01/14	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%
01/01/14	O’Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
01/02/14	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
02/12/14	BJ’s Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
02/26/14	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%

Acquisition Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition
03/19/14	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
10/14/14	Family Dollar Portfolio (g)	(g)	(g)	97,076	—	17,990	6.55%	100%
10/14/14	Family Dollar Portfolio (h)	(h)	(h)	113,788	—	21,906	6.58%	100%
06/05/15	University Center	Jacksonville	FL	102,885	2,866	15,750	6.95%	100%

TTDI Joint Venture
09/26/14	Tanglewood Pavilions (i)	Elizabeth City	NC	—	—	850	(i)	(i)

IRC-NARE Joint Venture
02/12/15	1300 Meacham Road (j)	Schaumburg	IL	—	—	4,500	(j)	(j)

				1,820,193	159,466	$378,767
 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(d)
Newport Pavilion Phase I consisting of 95,400 square feet of GLA and 126,938 ground lease square feet was purchased on June 30, 2014 for $43,279. Newport Pavilion Phase II consisting of 109,653 square feet of GLA was purchased on October 16, 2014 for $23,641 and 4,916 ground lease square feet was purchased through an earnout. This property is also subject to future earnout payments of approximately $13,000, of which approximately $2,800 remains payable.

(e)	This property was subject to future earnout payments of approximately $530, which have been paid.

(f)	Our joint venture with PGGM acquired vacant land to develop a 133,000 square foot retail building through a development partnership that is 80% pre-leased to national tenants.

(g)
This portfolio consists of twelve Family Dollar stores, located in Fruitland Park, Florida; Bell, Florida; Ocala, Florida; Citrus Springs, Florida; Phenix City, Alabama; Ponchatoula, Louisiana; Oklahoma City, Oklahoma; Turley, Oklahoma; Salisbury, North Carolina; King George, Virginia; Farmington, New York and Independence, Kentucky.

(h)
This portfolio consists of fourteen Family Dollar stores, located in Rice, Texas; Bremond, Texas; Sardis, Georgia; McDonough, Georgia; Leesburg, Georgia; Mableton, Georgia; Macon, Georgia; Clarkston, Georgia; Columbus, Georgia; Macon, Georgia; Huber Heights, Ohio; Pacolet, South Carolina and Chaffee, Missouri.

(i)	Our joint venture with Thompson Thrift Development, Inc. acquired vacant land to develop a 158,000 square foot retail building that is approximately 70% pre-leased.

(j)	Our joint venture with North American Real Estate acquired land to develop three pad sites which will be ground lease or build-to-suit opportunities.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the nine months ended September 30, 2015 and the year ended December 31, 2014.

Disposition Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
01/24/14	Dominick’s	Countryside	IL	62,344	—	$3,000	$1,167	$—
02/04/14	Golf Road Plaza	Niles	IL	25,992	—	3,300	742	—
03/11/14	River Square	Naperville	IL	58,260	—	16,750	10,941	—
04/18/14	Disney	Celebration	FL	166,131	—	25,700	7,030	—
05/16/14	Lake Park	Michigan City	IN	114,867	—	3,900	—	222
06/16/14	Winfield Pointe Center	Winfield	IL	19,888	—	2,500	(346)	—
06/26/14	Gateway Square	Hinsdale	IL	39,710	—	10,000	3,295	—
10/29/14	Park Square (partial)	Brooklyn Park	MN	6,700	—	1,950	1,127	—
02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	5,325	1,434	—
05/14/15	Park Square Outlot	Brooklyn Park	MN	5,620	—	1,600	912	—
06/05/15	Eastgate Center	Lombard	IL	129,101	—	4,100	—	2,397
06/30/15	Mokena Marketplace (partial)	Mokena	IL	—	—	775	329	—
07/07/15	Regal Showplace (partial)	Crystal Lake	IL	73,000	—	16,953	114	—
07/29/15	Wauconda Crossing (partial)	Wauconda	IL	76,262	—	4,300	—	2,543
09/03/15	Park St. Clair (partial)	Schaumburg	IL	71,400	—	13,000	6,336	—

IPCC Joint Venture (b)
01/14/14	Discount Retail II Portfolio (c)	(c)	(c)	100,500	—	13,882	—	—

Disposition Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment
03/03/14	7-Eleven Portfolio (d)	(d)	OH	29,813	—	31,625	—	—
04/23/15	Family Discount Portfolio III (e)	(e)	(e)	113,788	—	23,676	—	—
06/09/15	Mountain View Square	Wausau	WI	86,584	—	13,360	—	—
07/30/15	Family Discount Portfolio II (f)	Wausau	WI	97,076	—	19,557	—	—

				1,277,036	4,305	$215,253	$33,081	$5,162
 ________________________________________

(a)	The sales price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(f)
This portfolio consists of twelve Family Dollar stores, located in Fruitland Park, Florida; Bell, Florida; Ocala, Florida; Citrus Springs, Florida; Phenix City, Alabama; Ponchatoula, Louisiana; Oklahoma City, Oklahoma; Turley, Oklahoma; Salisbury, North Carolina; King George, Virginia; Farmington, New York and Independence, Kentucky.

The table below presents development property dispositions during the nine months ended September 30, 2015. There were no development property dispositions during the year ended December 31, 2014.

Disposition Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)

TTDI Joint Venture
01/16/15	Tanglewood Pavilion (partial)	Elizabeth City	NC	—	1.10	$515	$72

				—	1.10	$515	$72
________________________________________

(a)	Amounts shown are our pro-rata share.

During the three and nine months ended September 30, 2015, the Company completed a land condemnation at one investment property. In conjunction with this condemnation, the Company recorded a gain of approximately $78.

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Per ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which was issued by the FASB in August 2015, and amended the effective date of ASU No. 2014-09, the new standard is effective for us on January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (i.e. January 1, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU No. 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted and may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the debt liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued and will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU, effective on the same date as ASU No. 2015-03, states that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit (“LOC”) arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. We do not expect adoption of either ASU to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, and early adoption is permitted. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014:

	2015	2014

Net cash provided by operating activities	$74,079	51,370

Net cash used in investing activities	$(42,536)	(52,493)

Net cash provided by (used in) financing activities	$(37,593)	5,274

2015 Compared to 2014

Net cash provided by operating activities was $74,079 for the nine months ended September 30, 2015, as compared to $51,370 for the nine months ended September 30, 2014.  The increase in cash provided by operating activities was due to an improvement in property operations. See our discussion below under Results of Operations for an explanation related to property operations.

Net cash used in investing activities was $42,536 for the nine months ended September 30, 2015, as compared to $52,493 for the nine months ended September 30, 2014.  The primary reason for the decrease in cash used in investing activities was higher distributions received of $29,747 from unconsolidated joint ventures during the nine months ended September 30, 2015, as compared to $10,464 received during the nine months ended September 30, 2014. Additionally, the decrease is due to the investment of $27,911 in unconsolidated joint ventures during the nine months ended September 30, 2015, as compared to

$41,135 during the nine months ended September 30, 2014. Partially offsetting the decrease in cash used in investing activities were proceeds of $44,611 from the sale of investment properties and $7,289 from the sale of interest in joint ventures during the nine months ended September 30, 2015, as compared to the proceeds of $58,415 from the sale of investment properties and $16,901 from the sale of interest in joint ventures during the nine months ended September 30, 2014.

Net cash used in financing activities was $37,593 for the nine months ended September 30, 2015, as compared to net cash provided by financing activities of $5,274 during the nine months ended September 30, 2014.  The primary reason for the decrease in cash from financing activities was the receipt of $24,313 in loan proceeds during the nine months ended September 30, 2015, as compared to the receipt of $29,739 in loan proceeds, $45,000 in net proceeds from our unsecured line of credit facility and $20,000 in proceeds from our term loan during the nine months ended September 30, 2014. Additionally, we paid $5,458 more in distributions during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Partially offsetting this decrease in cash from financing activities was the repayment of mortgage debt in the amount of $10,062 during the nine months ended September 30, 2015, as compared to $42,378 during the nine months ended September 30, 2014.

Results of Operations

This section describes and compares our results of operations for the three and nine months ended September 30, 2015 and 2014.  At September 30, 2015, we had ownership interests in 12 single-user retail properties, 47 Neighborhood Centers, 36 Community Centers, 40 Power Centers and one Lifestyle Center.  We generate almost all of our net operating income from property operations.

One metric that management uses to evaluate our overall portfolio performance is same store net operating income. Same store net operating income, which is the net operating income of properties owned during the same periods during each year ("same store" properties), is considered a non-GAAP financial measure because it does not include straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense. We provide same store net operating income as another metric to compare the results of property operations for the three and nine months ended September 30, 2015 and 2014. We also provide a reconciliation of these amounts to the most comparable U.S. GAAP measure, net income attributable to common stockholders.

Same store net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not a product of management, such as depreciation and interest expense. A total of 92 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 9.1 million square feet.  The slight decrease from the prior quarter relates to the partial asset sales that took place during the third quarter. The “same store” investment properties represent approximately 89% of the square footage of our consolidated portfolio at September 30, 2015.

In the table below, “other investment properties” includes activity from properties acquired and properties disposed of during the nine months ended September 30, 2015 and the year ended December 31, 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, properties undergoing significant redevelopment and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interest to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

The following table presents property net operating income, broken out between “same store” and “other investment properties,” for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Rental income and tenant recoveries:
"Same store" investment properties, 92 properties
Rental income	$29,245	29,087	87,531	86,584
Tenant recovery income	11,080	11,037	37,098	37,533
Other property income	492	314	1,650	999
"Other investment properties”
Rental income	4,372	4,603	14,030	16,540
Tenant recovery income	1,542	1,269	5,452	6,943
Other property income	(8)	167	230	433
Total property income	$46,723	46,477	145,991	149,032

Property operating expenses:
"Same store" investment properties, 92 properties
Property operating expenses	$5,297	4,759	17,373	19,440
Real estate tax expense	8,251	8,246	25,389	25,439
"Other investment properties"
Property operating expenses	1,038	891	3,640	4,461
Real estate tax expense	1,130	1,057	3,718	3,503
Total property operating expenses	$15,716	14,953	50,120	52,843

Property net operating income
"Same store" investment properties	$27,269	27,433	83,517	80,237
"Other investment properties"	3,738	4,091	12,354	15,952
Total property net operating income	$31,007	31,524	95,871	96,189

Other income:
Straight-line rents	$188	186	358	1,133
Amortization of lease intangibles	(495)	(108)	(378)	(276)
Lease termination income	397	131	3,070	145
Other income	2,837	390	3,622	1,158
Fee income from unconsolidated joint ventures	1,431	1,524	4,306	4,090
Gain on sale of investment properties, net	6,450	—	9,383	22,828
Gain on sale of joint venture interest	39	313	228	427

Equity in earnings of unconsolidated joint ventures	2,011	2,774	8,936	6,831

Other expenses:
Income tax expense of taxable REIT subsidiaries	(693)	(232)	(1,706)	(670)
Bad debt expense	(179)	(477)	(873)	(1,181)
Depreciation and amortization	(16,616)	(17,185)	(48,860)	(54,116)
General and administrative expenses	(5,587)	(5,553)	(17,604)	(17,638)
Interest expense	(7,337)	(8,752)	(21,869)	(26,642)
Provision for asset impairment	(1,203)	—	(10,558)	(222)

Income from continuing operations	12,250	4,535	23,926	32,056
Income from discontinued operations	—	31	—	552
Net income	12,250	4,566	23,926	32,608

Less: Net (income) loss attributable to the noncontrolling interest	24	10	(51)	39
Net income attributable to Inland Real Estate Corporation	12,274	4,576	23,875	32,647

Dividends on preferred shares	(3,972)	(2,234)	(11,916)	(6,703)

Net income attributable to common stockholders	$8,302	2,342	11,959	25,944

On a “same store” basis, (comparing the results of operations of the investment properties owned during the three months ended September 30, 2015 with the results of the same investment properties during the three months ended September 30, 2014), property net operating income decreased $164 with total property income increasing $379 and total property operating expenses increasing $543. The reasons for these increases and decreases are discussed further below.

On a “same store” basis, (comparing the results of operations of the investment properties owned during the nine months ended September 30, 2015 with the results of the same investment properties during the nine months ended September 30, 2014), property net operating income increased $3,280 with total property income increasing $1,163 and total property operating expenses decreasing $2,117. The reasons for these increases and decreases are discussed further below.

Net income attributable to common stockholders increased $5,960 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 and decreased $13,985 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. These increases and decreases are the net impact of the results discussed below.

Rental income
Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $158 on a “same store” basis, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including “other investment properties,” total rental income decreased $73 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This decrease is due to loss of rental income upon disposition of investment properties and from taking tenants off-line during our redevelopment initiatives, and was partially offset by rental income from new acquisitions.

Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $947 on a “same store” basis, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Including “other investment properties,” total rental income decreased $1,563 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Rental income for the “same store” and “other investment properties” changed for the same reasons as for the three-month periods.

Tenant recovery income
Tenant recovery income increased $43 on a “same store” basis, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  Including “other investment properties,” total tenant recovery income increased $316 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  The primary reason for the increase in recovery income is a corresponding increase in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases.

Tenant recovery income decreased $435 on a “same store” basis, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Including “other investment properties,” total tenant recovery income decreased $1,926 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The primary reason for the decrease in tenant recovery income is a corresponding decrease in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Partially offsetting this decrease is an increase in the amount of true-up adjustments recorded in each period.

Property operating expenses
Property operating expenses increased $538 on a “same store” basis for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  Including “other investment properties,” total property operating expenses increased $685 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  This increase is due primarily to increased routine maintenance and landscaping costs at our investment properties.

Property operating expense decreased $2,067 on a “same store” basis for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Including “other investment properties,” total property operating expenses decreased $2,888 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The primary reason for the decrease in property operating expenses is a decrease in snow removal costs as a result of the more severe winter weather in 2014. Partially offsetting this decrease in property operating expenses is the increases described for the three-month period.

Real estate tax expense
Real estate tax expense increased $5 on a “same store” basis for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.  Including “other investment properties,” total real estate tax expense increased $78 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014.

Real estate tax expense decreased $50 on a “same store” basis for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. Including “other investment properties,” total real estate tax expense increased $165 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The change in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.

Lease termination income
Lease termination income increased $2,925 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The primary reason for the increase was the receipt of approximately $2,620 from two tenants at two different properties upon termination of their leases before expiration. These leases were terminated because we had executed leases with what we believe are better credit replacement tenants and implemented a plan to undergo significant redevelopment of these investment properties.

Other income
Other income increased $2,447 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The primary reason for the increase was the receipt of $2,455 of the loan fee related to the mortgage receivable outstanding at September 30, 2015 (see Note 4 “Mortgages Receivable”).

Other income increased $2,464 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 due to the same fee discussed for the three-month period.

Gain on sale of investment properties, net
Gain on sale of investment properties, net increased $6,450 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014 due to disposition activity during the three months ended September 30, 2015. There were no dispositions during the three months ended September 30, 2014.

Gain on sale of investment properties, net decreased $13,445 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 due to lower gains recorded in conjunction with disposition activity during the nine months ended September 30, 2015.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures decreased $763 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This decrease is primarily due to increased depreciation, amortization and interest expense on the PGGM joint venture properties, specifically related to acquisition activity. This increase in these expenses more than offset the increase in net operating income during the periods.

Equity in earnings of unconsolidated joint ventures increased $2,105 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. During the nine months ended September 30, 2015, we were granted possession of two vacant buildings which had been previously occupied by tenants under ground leases. Upon expiration of the leases, ownership of the buildings was transferred to us, according to the lease provisions, resulting in income to the joint venture of approximately $2,347. Our pro rata share of this amount, equal to $1,291, is included in equity in earnings of unconsolidated joint ventures. Additionally, the increase is due to increased net income on the unconsolidated pool of properties, primarily from acquisitions through our joint venture with PGGM.

Depreciation and amortization
Depreciation and amortization decreased $569 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, due to the write-off of assets upon early termination of certain leases in prior periods and upon being fully amortized. Additionally, this decrease is due to the disposition of investment properties. Both of these items are then partially offset by increased depreciation and amortization on new acquisitions.

Depreciation and amortization decreased $5,256 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, due to the write-offs described for the three-month periods. Additionally the decrease is due to the sale of certain investment properties during the nine months ended September 30, 2015. Partially offsetting this decrease in depreciation and amortization is depreciation expense recorded on newly acquired investment properties and tenant improvements for work related to new leases.

Interest expense
Interest expense decreased $1,415 for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The decrease in interest expense is due primarily to a decrease in mortgage interest and related loan fee amortization due to the repayment of certain loans. Additionally, the decrease is related to the elimination of interest expense and the amortization of the discount upon repayment of our convertible notes during fourth quarter of 2014.

Interest expense decreased $4,773 for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014 due to the same reasons as provided for the three-month periods and partially offset by increased interest expense on our unsecured credit facilities, due to higher balances maintained.

Provision for asset impairment
Provision for asset impairment was $1,203 for the three months ended September 30, 2015. The asset impairments were required because the Company has negotiated sales prices on one investment property and one vacant land parcel at prices below their respective carrying values.

Provision for asset impairment during the nine months ended September 30, 2015 was $10,558 and $222 for the nine months ended September 30, 2014. The asset impairments were required because the Company has negotiated sales prices on seven investment properties and one vacant land parcel that were below their respective carrying values. The impairment adjustments by property recorded during the three and nine months ended September 30, 2015 and 2014 are reflected in the table below.

	Three months ended September 30,		Nine months ended September 30,
Property Impaired:	2015	2014	2015	2014

Apache Shoppes	$400	—	400	—
Eastgate Center	—	—	2,397	—
Lake Park	—	—	—	222
Mosaic Crossing	—	—	2,092	—
Shops at Cooper's Grove	—	—	1,625	—
Shops at Lakemoor	775	—	775	—
University Center	—	—	726	—
Wauconda Crossings	28	—	2,543	—
Provision for asset impairment	$1,203	—	10,558	222

Portfolio Activity

During the nine months ended September 30, 2015, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio. During the nine months ended September 30, 2015, we executed 24 new, 126 renewal and 17 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating 1,059,434 square feet on our consolidated portfolio.  The 24 new leases comprise 166,982 square feet with an average rental rate of $14.40 per square foot, a 63.6% increase over the average expiring rate.  The 126 renewal leases comprise 724,857 square feet with an average rental rate of $14.52 per square foot, a 6.0% increase over the average expiring rate.  The 17 non-comparable leases comprise 167,595 square feet with an average base rent of $11.29 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements.

The following table shows the results of our leasing activity during the nine months ended September 30, 2015 on the vacant gross leasable area in our consolidated portfolio.

Vacant GLA at January 1, 2015	604,408

New vacant space during the period	212,975
New vacant space resulting from acquisitions	1,440
Vacancies filled during the period	(110,370)
Vacant space sold	(23,394)

Vacant GLA at September 30, 2015	685,059

During the remainder of 2015, 41 leases, comprising 137,852 square feet and accounting for approximately 1.9% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $18.27 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of September 30, 2015, June 30, 2015, and September 30, 2014 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

	As of September 30, 2015	As of June 30, 2015	As of September 30, 2014
Consolidated Occupancy (a)
Leased Occupancy (b)	94.5%	94.7%	95.5%
Financial Occupancy (c)	91.9%	92.9%	93.8%
Same Store Leased Occupancy (b)	94.4%	94.7%	95.9%
Same Store Financial Occupancy (c)	92.4%	93.5%	94.1%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	97.0%	96.7%	96.9%

	As of September 30, 2015	As of June 30, 2015	As of September 30, 2014
Financial Occupancy (c)	95.5%	95.4%	95.5%
Same Store Leased Occupancy (b)	96.4%	96.2%	96.6%
Same Store Financial Occupancy (c)	94.9%	95.1%	95.1%

Total Occupancy (a)
Leased Occupancy (b)	95.3%	95.3%	96.0%
Financial Occupancy (c)	93.1%	93.7%	94.3%
Same Store Leased Occupancy (b)	95.0%	95.1%	96.1%
Same Store Financial Occupancy (c)	93.1%	94.0%	94.4%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.3%	95.3%	95.9%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	93.0%	93.6%	94.2%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	97.7%	98.0%	99.1%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	89.7%	89.0%	88.7%
 ________________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease, regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 5, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of September 30, 2015, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP Financial Measures

We consider FFO a widely accepted and appropriate measure of performance for a REIT.  FFO provides a supplemental measure to compare our performance and operations to other REITs.  Due to certain unique operating characteristics of real estate companies, NAREIT has promulgated a standard known as FFO, which it believes more accurately reflects the operating performance of a REIT such as ours.  As defined by NAREIT, FFO means net income computed in accordance with U.S. GAAP, excluding gains (or losses) from sales of operating property, plus depreciation and amortization and after adjustments for unconsolidated entities in which the REIT holds an interest.  In addition, NAREIT has further clarified the FFO definition to add-back impairment write-downs of depreciable real estate or of investments in unconsolidated entities that are driven by measurable decreases in the fair value of depreciable real estate.  Under U.S. GAAP, impairment charges reduce net income.  While impairment charges are added back in the calculation of FFO, we caution that because impairments to the value of any property are typically based on reductions in estimated future undiscounted cash flows compared to current carrying value, declines in the undiscounted cash flows which led to the impairment charges reflect declines in property operating performance that may be permanent.  We have adopted the NAREIT definition for computing FFO.  Recurring FFO includes adjustments to FFO for the impact of lease termination income, certain gains and non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations.  Management uses the calculation of FFO and Recurring FFO for several reasons.  FFO and Recurring FFO are used to compare our performance to that of other REITs in our peer group.  The calculation of FFO and Recurring FFO may vary from entity to entity because capitalization and expense policies tend to vary from entity to entity.  Items that are capitalized do not impact FFO and Recurring FFO whereas items that are expensed reduce FFO and Recurring FFO.  Consequently, our presentation of FFO and Recurring FFO may not be comparable to other similarly titled measures presented by other REITs.  Additionally, Recurring FFO per weighted average common share outstanding is used in the employment agreements we have with our executives to determine a portion of incentive compensation payable to them. FFO and Recurring FFO do not represent cash flows from operations as defined by U.S. GAAP, are not indicative of cash available to fund cash flow needs and liquidity, including our ability to pay distributions, and should not be considered as an alternative to net income, as determined in accordance with U.S. GAAP, for purposes of evaluating our operating performance.  The following table reflects our FFO and Recurring FFO for the periods presented, reconciled to net income (loss) attributable to common stockholders for these periods:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$8,302	2,342	11,959	25,944
Gain on sale of investment properties	(6,450)	—	(9,203)	(23,321)
Impairment of depreciable operating property	428	—	9,783	222
Equity in depreciation and amortization of unconsolidated joint ventures	5,227	4,400	15,172	13,013
Amortization on in-place lease intangibles	3,800	4,575	11,320	15,839
Amortization on leasing commissions	581	530	1,553	1,495
Depreciation, net of noncontrolling interest	12,200	12,080	35,952	36,782
Funds From Operations attributable to common stockholders	24,088	23,927	76,536	69,974

Lease termination income	(397)	(131)	(3,070)	(146)
Lease termination income included in equity in earnings of unconsolidated joint ventures	—	(4)	(106)	(81)
Impairment loss, net of taxes:
Impairment of non-depreciable property	775	—	775
Provision for income taxes:
Tax expense related to current impairment charges, net of valuation allowance	215		215
Recurring Funds From Operations attributable to common stockholders	$24,681	23,792	74,350	69,747

Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.08	0.02	0.12	0.26

Funds From Operations attributable to common stockholders, per weighted average common share — basic	$0.24	0.24	0.77	0.70

Funds From Operations attributable to common stockholders, per weighted average common share — diluted	$0.24	0.24	0.76	0.70

Recurring Funds From Operations attributable to common stockholders, per weighted average common share — basic and diluted	$0.25	0.24	0.74	0.70

Weighted average number of common shares outstanding, basic	100,188	99,617	100,041	99,495
Weighted average number of common shares outstanding, diluted	100,540	100,060	100,454	99,874

Distributions declared, common	$14,331	14,261	42,952	42,706
Distributions per common share	$0.14	0.14	0.43	0.43

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

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Net income attributable to Inland Real Estate Corporation	$12,274		4,576		23,875		32,647
Gain on sale of investment properties	(6,450)		—		(9,203)		(23,321)
Gain on sale of development properties	—		—		(72)		—
Income tax expense of taxable REIT subsidiaries	693		232		1,706		670
Interest expense	7,337		8,752		21,869		26,642
Interest expense associated with unconsolidated joint ventures	2,468		2,180		6,897		6,147
Depreciation and amortization	16,581		17,185		48,825		54,116
Depreciation and amortization associated with unconsolidated joint ventures	5,227		4,400		15,172		13,013
EBITDA	38,130		37,325		109,069		109,914

Lease termination income	(397)		(131)		(3,070)		(146)
Lease termination income included in equity in earnings of unconsolidated joint ventures	—		(4)		(106)		(81)
Impairment loss, net of taxes:
Provision for asset impairment	1,203		—		10,558		222
Recurring EBITDA	$38,936		37,190		116,451		109,909

Total Interest Expense	$9,805		10,932		28,766		32,789

EBITDA: Interest Expense Coverage Ratio	3.9	x	3.4	x	3.8	x	3.4	x

Recurring EBITDA: Interest Expense Coverage Ratio	4.0	x	3.4	x	4.0	x	3.4	x

Pro Rata Consolidated Information
These schedules present certain Non-GAAP pro-rata consolidated information as of and for the three and nine months ended September 30, 2015. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance, size and operating metrics to those of other REITs in our peer group. The Company believes this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information:

	At September 30, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,528,391	(2,018)	416,194	2,253	9,677	1,954,497
Total assets	1,550,101	(3,704)	295,313	2,668	11,134	1,855,512
Mortgages payable	387,688	(1,329)	222,255	—	8,820	617,434
Total liabilities	953,520	(1,393)	240,941	1,731	10,397	1,205,196

	At December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,519,604	(325)	364,463	2,062	12,790	1,898,594
Total assets	1,572,951	(1,886)	251,697	2,455	7,640	1,832,857
Mortgages payable	384,769	—	168,689	—	6,267	559,725
Total liabilities	949,775	19	196,082	1,607	6,823	1,154,306

	For the three months ended September 30, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$48,244	(46)	13,616	—	2	61,816
Total expenses	39,301	(60)	9,376	4	1	48,622
Operating income (loss)	8,943	14	4,240	(4)	1	13,194

	For the three months ended September 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$48,210	—	12,225	—	702	61,137
Total expenses	38,168	(10)	8,273	3	408	46,842
Operating income (loss)	10,042	10	3,952	(3)	294	14,295

	For the nine months ended September 30, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$153,347	(46)	40,443	(1)	212	193,955
Total expenses	128,015	(93)	27,932	11	116	155,981
Operating income (loss)	25,332	47	12,511	(12)	96	37,974

	For the nine months ended September 30, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$154,124	—	36,443	—	882	191,449
Total expenses	126,000	(39)	25,406	4	502	151,873
Operating income (loss)	28,124	39	11,037	(4)	380	39,576

Subsequent Events

Reference is made to Note 16, “Subsequent Events” to the accompanying consolidated financial statements for a discussion of our subsequent event disclosures, which is incorporated into this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized.  As of September 30, 2015, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

	2015 (a)	2016 (a)	2017	2018		2019		Thereafter	Total		Fair Value (b)
Fixed rate debt	$90,795	9,834	47,067	1,307		37,993		185,709	372,705	(c)	399,330
Weighted average interest rate	5.41%	5.00%	5.05%	—%		4.42%		5.25%	5.17%		—
Variable rate debt	$—	13,289	—	240,000	(d)(e)	200,000	(f)	—	453,289	(c)	452,442
Weighted average interest rate	—%	2.50%	—%	2.04%		1.60%		—%	1.86%		—
Total	$90,795	23,123	47,067	241,307		237,993		185,709	825,994		851,772
  ________________________________________

(a)
Approximately $111,252 of our mortgages payable mature in the next twelve months.  Included in the debt maturing in 2015 is outstanding principal of approximately $90,247 secured by our Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation. We intend to repay the other maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
The total debt above reflects the total principal amount outstanding.  The consolidated balance sheets at September 30, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,694.

(d)
Included in the debt maturing during 2018 is our unsecured line of credit facility, totaling $190,000, which matures in July 2018.  We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.65%.  This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2015, we were in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of September 30, 2015, the interest rate on this term loan was 3.50%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2015, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2019 is our $200,000 term loan, which matures in July 2019.  We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of September 30, 2015, the weighted average interest rate on the term loan was 1.60%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2015, we were in compliance with these financial covenants.

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

At September 30, 2015, approximately $453,300, or 55%, of our debt bore interest at variable rates, with a weighted average rate of 1.86% per annum. An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $3,400 for the nine months ended September 30, 2015.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of September 30, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1.  Legal Proceedings

There were no material developments in the quarter ended September 30, 2015, in the legal proceedings disclosed under Item 3 of Part I of our Form 10-K for the year ended December 31, 2014.

Item 1A.  Risk Factors

The discussion of our business and operations should be read together with the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, which describes various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies or prospects in a material and adverse manner. As of September 30, 2015, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Mine Safety Disclosures

Not Applicable

Item 5.  Other Information

Indemnification Agreements
On and effective as of November 3, 2015, the Company entered into indemnification agreements with each of its directors (each, an “Indemnitee”), each in substantially the form attached hereto as Exhibit 10.2. The indemnification agreements obligate the Company, if an Indemnitee is or is threatened to be made a party to, or witness in, any proceeding by reason of such Indemnitee’s status as a present or former director, officer, employee or agent of the Company, or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of another entity that the Indemnitee served in such capacity at the Company’s request, to indemnify such Indemnitee, and advance expenses actually and reasonably incurred by him or her, or on his or her behalf, unless it has been established that:

•	the act or omission of the Indemnitee was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty;

•	the Indemnitee actually received an improper personal benefit in money, property or services; or

•	with respect to any criminal action or proceeding, the Indemnitee had reasonable cause to believe his or her conduct was unlawful.
In addition, except as described below, an Indemnitee is not entitled to indemnification pursuant to the indemnification agreement:

•	if the proceeding was one brought by the Company or on its behalf and the Indemnitee is adjudged to be liable to the Company;

•	if the Indemnitee is adjudged to be liable on the basis that personal benefit was improperly received in a proceeding charging improper personal benefit to the Indemnitee; or

•
in any proceeding brought against the Company by the Indemnitee other than to enforce his or her rights under the indemnification agreement, and then only to the extent provided by the agreement, and except as may be expressly provided in the Company’s charter, the Company’s bylaws, a resolution of the Company’s Board of Directors or of the Company’s stockholders entitled to vote generally in the election of directors or an agreement approved by the Company’s Board of Directors.

Notwithstanding the limitations on indemnification described above, on application by an Indemnitee to a court of appropriate jurisdiction, the court may order indemnification of such Indemnitee if the court determines that such Indemnitee is fairly and reasonably entitled to indemnification in view of all the relevant circumstances, whether or not the Indemnitee (a) has met the standard of conduct set forth above, or (b) has been adjudged liable for receipt of an improper personal benefit. Under Maryland law, any such indemnification is limited to the expenses actually and reasonably incurred by the Indemnitee, or on his or her behalf, in connection with any proceeding by or on behalf of the Company or in which the Indemnitee was adjudged liable for receipt of an improper personal benefit. If the court determines that the Indemnitee is so entitled to indemnification, the Indemnitee will also be entitled to recover from the Company the expenses of securing such indemnification.
Notwithstanding, and without limiting, any other provision of the indemnification agreements, if an Indemnitee is made a party to any proceeding by reason of such Indemnitee’s status as a present or former director, officer, employee or agent of the Company, or as a director, trustee, officer, partner, manager, managing member, fiduciary, employee or agent of another entity that the Indemnitee served in such capacity at the Company’s request, and such Indemnitee is successful, on the merits or otherwise, as to one or more (even if less than all) claims, issues or matters in such proceeding, the Company must indemnify such Indemnitee for all expenses actually and reasonably incurred by him or her, or on his or her behalf, in connection with each successfully resolved claim, issue or matter, including any claim, issue or matter in such a proceeding that is terminated by dismissal, with or without prejudice.
In addition, the indemnification agreements require the Company to advance reasonable expenses incurred by an Indemnitee within ten days of the receipt by the Company of a statement from the Indemnitee requesting the advance, provided the statement evidences the expenses and is accompanied by:

•	a written affirmation of the Indemnitee’s good faith belief that he or she has met the standard of conduct necessary for indemnification; and

•	a written undertaking to reimburse the Company if a court of competent jurisdiction determines that the Indemnitee is not entitled to indemnification.
The indemnification agreements also provide for procedures for the determination of entitlement to indemnification, including a requirement that such determination be made by independent counsel after a change of control of the Company.
The foregoing summary is qualified in its entirety by reference to the full text of the form of Indemnification Agreement attached as Exhibit 10.2 hereto and incorporated herein by reference.

Item 6.  Exhibits

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS

By:	Mark E. Zalatoris Director, President and Chief Executive Officer (principal executive officer)
Date:	November 5, 2015

/s/ BRETT A. BROWN

By:	Brett A. Brown Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	November 5, 2015

Exhibit Index

Item No.        Description

10.1
Third Amendment to Limited Liability Company Agreement of IRC-IREX Venture II, LLC, effective as of January 1, 2015, among Inland Exchange Venture, LLC (f/k/a Inland Exchange Venture Corporation) and Inland Private Capital Corporation (f/k/a Inland Real Estate Exchange Corporation) (*)

10.2	Form of Indemnification Agreement (*)
31.1    Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2    Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1    Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
32.2    Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101    The following financial information from our Quarterly Report on Form 10-Q for the nine months ended September 30, 2015, filed with the Securities and Exchange Commission on November 5, 2015, is formatted in Extensible Business Reporting Language
(“XBRL”): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income,
(iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial
Statements (tagged as blocks of text). (1)
_____________________________________________________________________

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