Form 10-K
period 2015-12-31
INLAND REAL ESTATE CORP
filed 2016-02-26
CIK 923284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Fiscal Year Ended December 31, 2015

or

☐         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to

Commission File Number 001-32185

(Exact name of registrant as specified in its charter)

Maryland	36-3953261
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

814 Commerce Drive, Suite 300, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  877-206-5656

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value	New York Stock Exchange
8.125% Series A Cumulative Redeemable Preferred Stock	New York Stock Exchange
6.950% Series B Cumulative Redeemable Preferred Stock	New York Stock Exchange

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of June 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $829,981,420.

As of February 26, 2016 there were 100,531,731 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the registrant’s proxy statement for the annual stockholders meeting to be held in 2016 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14. In the event the registrant does not file a proxy statement for the annual stockholders meeting to be held in 2016, this information will be provided instead by an amendment to this report not later than 120 days after the end of the registrant's fiscal year.

INLAND REAL ESTATE CORPORATION
(a Maryland corporation)

PART I

In this report, all references to “we,” “our,” "our company," “us” and the "Company" refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.  All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, per square foot amounts, square feet, number of properties, number of states, number of leases and number of employees.

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

Approximately 53% of our total retail portfolio (including consolidated and unconsolidated properties, but excluding properties owned through our joint venture with Inland Private Capital Corporation ("IPCC")) gross leasable area (“GLA”) is located in the Chicago Metropolitan Statistical Area (“MSA”), with our second largest market concentration being approximately 17% in the Minneapolis-St. Paul MSA.  We have implemented a multi-year plan to expand our geographic footprint within the Central and Southeastern United States. As of December 31, 2015, we owned interests in 133 investment properties, including those owned through our unconsolidated joint ventures, comprised of:

•	Forty-six neighborhood retail centers totaling approximately 3,560,000 gross leasable square feet;

•	Thirty-five community centers totaling approximately 4,090,000 gross leasable square feet;

•	Forty power centers totaling approximately 6,536,000 gross leasable square feet;

•	One lifestyle center totaling approximately 564,000 gross leasable square feet; and

•	Eleven single-user properties totaling approximately 637,000 gross leasable square feet.
The following chart shows the allocation of our portfolio by property type, based on percentage of gross leasable square feet:

(a)	A neighborhood center is convenience-oriented and is typically anchored by a grocer.

(b)	A community center has a focus on general merchandise with a wider range of soft goods offerings than neighborhood centers.

(c)	A lifestyle center is an upscale, national-chain specialty center with dining and entertainment in an outdoor setting.

(d)	A power center includes category dominant anchors with only a few small tenants.

Management has implemented a strategic plan to accelerate internal growth, improve and diversify our portfolio and strengthen our balance sheet. The components of the plan are as follows:

•	Continue to improve our tenant diversification and expand our geographic concentration, with increased footprints in the Central and Southeastern United States.

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•	Continue to reduce the cost and extend the term of our debt, which we believe will improve our financial flexibility and liquidity by allowing us to maintain access to multiple sources of capital.
In addition, we are executing a multi-faceted growth plan that includes acquisitions and developments across our targeted markets, including:

•	acquisitions for our consolidated portfolio of both core and value-add assets;

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

The PGGM joint venture was formed in June 2010 to acquire grocery-anchored and community retail centers located in Midwestern U.S. markets. The joint venture was fully funded during the initial two-year investment period and in October 2012, we completed an amendment to the joint venture agreement, to increase the maximum contributions of each partner. As of December 31, 2015, the PGGM joint venture had acquired stabilized retail assets with an acquisition value of approximately $886,000. We and PGGM share in the profits and losses of the joint venture in accordance with our respective ownership percentages, a 55% equity interest for us and a 45% equity interest for PGGM. This joint venture enables us to generate fee income via the acquisition, leasing, and property management services we provide to the venture.

In 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by us, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of December 31, 2015, the joint venture had acquired one asset and has two sites under contract, with closings anticipated in 2016.

Proposed Merger

On December 14, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DRA Growth and Income Fund VIII, LLC, a Delaware limited liability company (“Parent”), DRA Growth and Income Fund VIII (A), LLC, a Delaware limited liability company (together with Parent, the “Parent Parties”), and Midwest Retail Acquisition Corp., a Maryland corporation and an indirect wholly owned subsidiary of the Parent Parties (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into our company (the “Merger”), with our company surviving as a wholly owned subsidiary of the Parent Parties (the “Surviving Entity”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock, will be converted into the right to receive $10.60 in cash without any interest thereon (the “Merger Consideration”).

The Merger Agreement provides that any options to purchase shares of common stock that are outstanding and unexercised at the Effective Time will be deemed fully vested and will be converted into the right to receive (a) the number of shares of common stock underlying such option, times (b) (i) the Merger Consideration, less (ii) the per share exercise price of such option. The Merger Agreement also provides that, immediately prior to the Effective Time, the vesting of each share of restricted stock will be accelerated, and each such share will be converted into the right to receive the Merger Consideration, less any amounts payable upon such acceleration to satisfy any applicable income and employment withholding taxes.

The Merger Agreement provides that Parent will cause the Surviving Entity to exercise its special optional redemption right with respect to our issued and outstanding 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 6.95% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") within 15 days after the closing of the Merger.

The Merger Agreement also includes covenants requiring us not to solicit, or enter into discussions with third parties relating to, alternative business combination transactions during the period between the execution of the Merger Agreement and the Effective Time, subject to fulfillment of the directors’ duties under applicable law, and, subject to certain exceptions, not to withdraw, qualify, modify or amend in a manner adverse to Parent the recommendation of our board of directors that our stockholders vote to approve the Merger.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we may be required to pay to Parent a termination fee of $30,000 and reimburse Parent’s transaction expenses in an amount not exceeding $5,000. Additionally, the Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, Parent may be required to pay us a termination fee of $100,000.

Consummation of the Merger is subject to various conditions, including, among other things, the approval by our stockholders of the Merger, and the absence of any law, order or injunction prohibiting the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement. We have filed a definitive proxy statement with the Securities and Exchange Commission which was first mailed to holders of our common stock as of February 18, 2016 soliciting their vote on a proposal to approve the Merger and the other transactions contemplated by the Merger Agreement at a special meeting to be held on March 23, 2016.

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

Segments

Our primary business is the ownership and operation of neighborhood, community and power shopping centers. We do not distinguish or group our operations on a geographical basis, or any other basis, when measuring performance. Accordingly, we aggregate all of our investment properties into a single reporting segment for disclosure purposes in accordance with GAAP.
See Note 17 "Segment Reporting" to the accompanying consolidated financial statements for a discussion of our segment reporting.  Information for each of the last five fiscal years about revenues, a measure of income and total assets, can be found in Item 6 of this Form 10-K.

Significant Tenants

We derive significant revenues from anchor tenants such as AB Acquisitions LLC (Jewel/Dominick's), Kroger and TJX Companies, Inc., which are the three largest anchor tenants in our consolidated portfolio and accounted for 4.2%, 4.2% and 3.5%, respectively of our consolidated annualized base rent for the year ended December 31, 2015.

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

Employees

As of December 31, 2015, we employed a total of 150 people, none of whom are represented by a union.

Environmental Matters

We review and monitor compliance with federal, state and local provisions, which have been enacted or adopted regulating the discharge of material into the environment, or otherwise relating to the protection of the environment.  For the year ended December 31, 2015, we did not incur any material capital expenditures for environmental control facilities nor do we anticipate incurring material amounts during the remainder of the current fiscal year or the year ending December 31, 2017.

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

Green Initiatives

We are a member of the U.S. Green Building Council (“USGBC”), which allows us the ability to monitor and comment on conservation and sustainability trends in the marketplace.  We made a commitment to improving energy efficiency since sustainability became a national concern and long before Leadership in Energy and Environmental Design (“LEED”) certification became possible for existing buildings and operations.  Over the past decade, many initiatives have been undertaken at the centers we own and manage that have resulted in reductions of energy consumption and waste as well as improved maintenance cycles.  Also, the savings we have obtained through the implementation of these initiatives makes our properties more competitive in the leasing marketplace.  Some initiatives that we have implemented are:

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

Executive Officers

The following sets forth certain information with regard to our executive officers as of January 1, 2016:

Mark E. Zalatoris, age 58, has served as our president and chief executive officer since April 2008 and previously served as executive vice president and chief operating officer from 2004 to 2008, and as chief financial officer and senior vice president from 2000 to 2004. Mr. Zalatoris is also a member of our board of directors.

Brett A. Brown, age 51, has served as our executive vice president since 2011 and chief financial officer and treasurer since 2008. From 2008 to 2011, Mr. Brown served as our senior vice president. Mr. Brown joined us in May 2004 as vice president and chief financial officer.

Beth Sprecher Brooks, age 61, has served as our senior vice president since 2008 and as our general counsel and secretary since 2006. Ms. Sprecher Brooks joined us in November 2002, became assistant vice president in 2003 and vice president in 2005.

D. Scott Carr, age 50 has served as our executive vice president of portfolio management and chief investment officer since 2011 and has served as the president of Inland Commercial Property Management, Inc., a wholly-owned subsidiary of ours, since 1995. Mr. Carr became senior vice president of portfolio management in 2008.

William W. Anderson, age 57, has served as our senior vice president, transactions, since 2012 and previously served as our vice president, transactions since 2000.

Certifications

We have filed with the SEC the chief executive officer and chief financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.  In addition, we have filed the certification of our chief executive officer with the New York Stock Exchange (“NYSE”) for 2015 as required pursuant to Section 303A.12(a) of the NYSE Listed Company Manual.  Our chief executive officer certified that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of the certification.

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

Risks Related to the Merger

There may be unexpected delays in the completion of the Merger, or the Merger may not be completed at all. The Merger is currently expected to close during the first half of 2016, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either our company or the Parent may terminate the Merger Agreement if the Merger has not occurred by June 30, 2016. Certain events may delay the completion of the Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the Merger requires the affirmative vote of a majority of our outstanding common stock as of the record date for the special meeting of stockholders. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Merger has been voted upon, either we or the Parent may terminate the Merger Agreement. There can be no assurance that our stockholders will vote affirmatively at any special meeting to approve the Merger.

Parent has represented in the Merger Agreement that it will have sufficient cash at the Effective Time, that when combined with debt financing Parent is obtaining concurrently, for which it has received a commitment that is subject to conditions, will be sufficient to pay the cash Merger Consideration, and any and all amounts required to be paid in connection with the consummation of the transactions contemplated by the Merger Agreement, including the Merger, any related fees and expenses and the repayment or refinancing of certain of our indebtedness.

We may incur significant additional costs in connection with any delay in completing the Merger or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Merger will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement, including but not limited to Parent's failure to consummate the necessary financing arrangements to ensure that it will have sufficient cash at the Effective Time, will not occur, and we cannot provide any assurances as to whether or when the Merger will be completed.

Failure to complete the Merger could negatively impact the value of our common stock and the future value of our business and financial results. If the Merger is not completed, our ongoing business could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the Merger, including but not limited to:

•	being required, under certain circumstances, to pay to Parent a termination fee of $30,000 and reimburse Parent's transaction expenses up to an amount equal to $5,000;

•	incurrence of substantial costs relating to the proposed Merger, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diversion of resources and the focus of our management from operational matters and other strategic opportunities while working to implement the Merger.
If the Merger is not completed, these risks could negatively impact the value of our common stock, the future value of our business, and our financial results.
Moreover, if the Merger is not completed, we may consider other strategic alternatives, which are subject to other risks and uncertainties.

The pendency of the Merger could adversely affect our business and operations. In connection with the pending Merger, some of our tenants or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses regardless of whether the Merger is completed. Similarly, employees may experience uncertainty about their future roles with the combined company following the Merger, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the Merger. We also may experience negative impacts on our relationships with our joint venture partners and lenders, some of which have certain rights, including consent rights, in connection with a change of control transactions, such as the Merger. In addition, due to operating covenants in the Merger Agreement, we may be unable, during the pendency of the Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.
An adverse judgment in a complaint challenging the Merger may prevent the Merger from becoming effective or from becoming effective within the expected time-frame. Our company, members of our board of directors, the Parent Parties and Merger Sub have been named as defendants in three, separate complaints challenging the Merger and seeking, among other things, to enjoin the completion of the Merger. Stockholders may file additional complaints challenging the Merger, which may name us or our board of directors as defendants. We cannot assure you as to the outcome of such complaints, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If any plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the completion of the Merger in the expected time-frame, or may prevent the Merger from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs, and divert management’s attention and resources, which could adversely affect the operation of our business.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of our company or could result in any competing acquisition proposal being at a lower price than it might otherwise be. The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, knowingly encourage or facilitate any third-party proposals to acquire all or a significant part of our company. With respect to any bona fide third-party acquisition proposal, we generally have an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors, or committee thereof, and may withdraw or modify its recommendation to our shareholders in response to such acquisition proposal. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a substantial termination fee and/or expense reimbursement to Parent.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing a competing acquisition, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that value proposed to be received or realized in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

If the Merger is completed, all of the issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock will be delisted from the New York Stock Exchange prior to being redeemed pursuant to the Merger Agreement, and an active trading market for our Series A Preferred Stock and Series B Preferred Stock will not be maintained during that period. The Merger Agreement provides that Parent will cause the Surviving Entity to exercise its special optional redemption right with respect to our issued and outstanding Series A Preferred Stock and Series B Preferred Stock within 15 days after the closing of the Merger at $25.00 per share plus accumulated and unpaid dividends, if any, up to, but not including, the redemption date. Additionally, it is a condition to closing under the Merger Agreement that Parent certify that it has or will have available all amounts necessary to consummate the redemption of all of the Series A Preferred Stock and Series B Preferred Stock. Although notice of the redemption must be provided within 15 days after the closing of the Merger, the actual redemption of the shares of Series A Preferred Stock and Series B Preferred Stock, pursuant to their terms, may take place at any time within 120 days after the date the Merger is completed. Accordingly, there can be no assurance as to when the redemption pursuant to the Merger Agreement will occur, if at all.

If the Merger is completed, all of the issued and outstanding shares of Series A Preferred Stock and Series B Preferred Stock will be delisted from the New York Stock Exchange prior to the date they are likely to be redeemed, and we cannot assure you that there will be an active trading market for the Series A Preferred Stock and Series B Preferred Stock following their delisting. If there is no active trading market the market price and liquidity of the Series A Preferred Stock and Series B Preferred Stock may be adversely affected. In that case, holders of Series A Preferred Stock and Series B Preferred Stock may not be able to sell their shares at a particular time or at a favorable price.

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

Our retail tenants face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions. Retailers at our properties face continued competition from internet shopping, discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogs and operators and television shopping networks. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

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

Loss of revenues from significant tenants could reduce distributions to preferred and common stockholders and have a material adverse effect on our business. We derive significant revenues from anchor tenants such as AB Acquisitions LLC (Jewel/Dominick's), Kroger and TJX Companies, Inc., which are the three largest anchor tenants in our consolidated portfolio and accounted for 4.2%, 4.2% and 3.5%, respectively of our consolidated annualized base rent for the year ended December 31, 2015. Vacated anchor space can reduce rental revenues generated by other spaces in the shopping center because of the loss of the departed anchor tenant's customer drawing power. An anchor may vacate, but continue to pay rent for the balance of the term, which could hinder our efforts to re-tenant that space. If a significant tenant vacates a property, then other tenants at the property may be entitled to terminate their leases or reduce the amount of their rental obligations. The loss of a significant number of the locations of these anchor tenants, or their failure to pay rent when due, or at all, could have a material adverse effect on our business. Distributions to stockholders could be adversely affected by the loss of revenues in the event a tenant becomes bankrupt or insolvent; experiences a downturn in its business; materially defaults on its leases; does not renew its leases as they expire; or renews at lower rental rates.

Leases on approximately 4% of total leased square feet in our consolidated portfolio and approximately 3% in our unconsolidated portfolio expire during 2016.  As leases expire, we may not be able to renew or re-lease space at rates comparable to, or better than, the rates contained in the expiring leases, or at all.  Leases on approximately 390,000 square feet, or approximately 4% of total leasable square feet of approximately 10,316,000 in our consolidated portfolio, will expire prior to December 31, 2016.  Leases on approximately 125,000 square feet, or approximately 3% of total leasable square feet of approximately 5,071,000 in our unconsolidated portfolio, will expire prior to December 31, 2016.  If we fail to renew or re-lease space at rates that are at least comparable to the rates on expiring leases, revenues at the impacted properties will decline.  Further, we may have to spend significant sums of money to renew or re-lease space covered by expiring leases.

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

Properties that we acquire may be subject to unknown liabilities that affect the value and profitability of these properties. Properties that we own or may acquire may expose us to liabilities that are unknown at the time we acquire such properties, which could affect the value of and revenue generated by the property. Unknown liabilities might include:

•	liabilities for cleanup or remediation of undisclosed environmental conditions;

•	claims of tenants, vendors or other persons dealing with the entities prior to our acquisition of such properties (that had not been asserted or threatened prior to our acquisition); and

•	liabilities incurred in the ordinary course of business.

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

Market disruptions may adversely affect the value of our investment properties.  Market volatility has exerted, and may in the future exert downward pressure on the value of certain of our investment properties and our unconsolidated joint ventures.  For example, during the years ended December 31, 2015, 2014 and 2013, we recorded approximately $10,558, $222 and $13,235, respectively of impairment charges related to certain consolidated properties and investments in certain unconsolidated joint ventures.  The investment property impairment charges were required because we did not expect to recover the carrying value through future cash flows, including sales proceeds.  We also recorded approximately $10,468 in impairment losses to record our investment in certain unconsolidated joint ventures at their fair values, which is included in the amount above for the year ended December 31, 2013. Similarly, during the year ended December 31, 2013, we recorded approximately $692, equal to our pro rata share of impairment charges on certain unconsolidated development joint venture projects, to reflect the properties at fair value. No impairment adjustments to unconsolidated investments or unconsolidated joint venture properties were recorded or required during the years ended December 31, 2015 and 2014. Impairment charges reflect declines in value that may be important and there is no assurance we will be able to recover any of these charges upon sales of the impacted properties.

Investment Risks

Indebtedness that we incur may adversely impact our liquidity and operating flexibility and may impact our ability to pay dividends on our preferred stock and distributions on our common stock.  As of December 31, 2015, we had approximately $807,987 in face value of indebtedness, $392,987 of which was secured by mortgages on certain of our investment properties. We may incur additional indebtedness and become more highly leveraged, which could further adversely impact our financial position and operating flexibility and limit our cash available to pay dividends or make distributions. As a result, we may not have sufficient funds remaining to pay dividends or make distributions on our preferred and common stock.  Increases in our borrowing and the resulting increase in our leverage could affect our financial condition and make it more difficult for us to comply with our financial covenants governing our indebtedness.

If we pay distributions that exceed our cash flow from operations, we will have less funds available for other purposes and the amount of distributions may not be sustainable.  For the year ended December 31, 2015, we paid distributions totaling approximately $15,888 and $57,266 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $97,352. For the year ended December 31, 2014, we paid distributions totaling approximately $10,077 and $56,955 to our preferred and common stockholders, respectively.  Our net cash provided by operating activities was approximately $82,465.  To the extent that net cash provided by operating activities declines, we may be forced to consider reducing our distributions or the amount that we pay in cash in order to preserve a cushion between the amount of cash distributions paid and net cash provided by operating activities.  To the extent that we pay cash distributions exceeding net cash provided by operating activities, the amount of our distribution payments may not be sustainable or we may use funds generated by financing or investing activities which could further reduce the amount of cash available for other purposes including acquiring new investment properties, funding capital expenditures on existing investment properties, funding cash requirements for our various joint ventures or repaying debt.  If these other requirements cannot be reduced, we will likely be forced to reduce the amount of our cash distributions.

We cannot assure you we will continue to pay distributions at historical rates.  Our ability to continue to pay distributions on our shares of common stock at historical rates or to increase the distribution amount and our ability to pay dividends on shares of Series A Preferred Stock and Series B Preferred Stock will depend on a number of factors, including, among others, the following:

•	our financial condition and results of future operations;

•	the performance of lease terms by tenants;

•	the terms of our loan covenants; and

•	our ability to acquire, finance, develop or redevelop and lease additional properties at attractive rates.

Failure to maintain or increase the amount of distributions we pay on our common stock could have an adverse effect on the market price of our common and preferred stock. Further, payment of dividends on our shares of common stock is subject to payment in full of the dividends on our shares of Series A Preferred Stock and Series B Preferred Stock.

Our shareholders have experienced dilution as a result of our stock offerings and they may experience further dilution if we issue additional stock.  The issuance of additional shares of our common or preferred stock, including under our dividend reinvestment plan (which was suspended in connection with our entry into the Merger Agreement) or our equity award plans, may have a dilutive effect on our earnings and funds from operations per share and will reduce the percentage of that class of stock outstanding owned by investors who do not participate in these issuances.  In addition, depending on the terms and pricing of future issuances of our stock and the value of our properties, our existing shareholders may experience dilution in the value of their shares.

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

Uncertainty regarding the Merger and the likely timing of its completion may also impact the trading price of our shares of preferred or common stock. Our common stock may trade at prices that are higher or lower than our net asset value per share of common stock and our preferred stock may trade at prices that are higher or lower than its liquidation value per share.  If, among other things, our future earnings or cash distributions are less than expected, it is likely that the market price of our preferred and common stock will decline.

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

Loss of our key personnel could adversely affect the value of our common shares and operations. We are dependent on the efforts of our key executive personnel. Although we believe qualified replacements could be found for these key executives, the loss of their services could adversely affect the value of our common shares and results of operations.

We have a high concentration of properties in the Chicago and the Minneapolis-St. Paul MSA's, and adverse economic and other developments in that area could have a material adverse effect on us. As of December 31, 2015, approximately fifty-three percent of our total retail portfolio (including consolidated and unconsolidated properties, but excluding properties owned through our joint venture with IPCC) GLA was located in the Chicago, Illinois MSA, with our second largest market concentration being approximately seventeen percent in the Minneapolis-St. Paul, Minnesota MSA. As a result, we are particularly susceptible to adverse economic and other developments in these areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, relocations of businesses, decreased consumer confidence, changes in demographics, increases in real estate and other taxes, increased regulation, and natural disasters, any of which could have a material adverse effect on us.

Certain provisions of Maryland law or our charter or bylaws or opposition from large stockholders could delay, defer or prevent a takeover or change in our control that would be beneficial to our stockholders. Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control.  Such an acquisition or change of control could provide you with the opportunity to realize a premium over the then-prevailing market price of your shares.  In some cases, such provisions may have the effect of permitting us and our board of directors to negotiate a change-in-control transaction on terms most favorable to us and our stockholders, but in other cases they may have the effect of delaying such a transaction or preventing it from happening at all.  These MGCL provisions include:

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

Our charter and bylaws contain provisions that also may delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be beneficial to stockholders.  In an effort to protect our ability to qualify as a REIT, our charter generally provides that no single person or group of persons (an entity is considered a person) may own more than 9.8% of our outstanding shares of common stock (unless permitted by the board).  Although the board may waive the application of these provisions to certain persons, they are not obligated to do so.  This 9.8% ownership limit and other provisions of our charter and bylaws may prevent or discourage a third party from making a tender offer or other business combination proposal such as a merger that might have been beneficial to our stockholders.

Daniel L. Goodwin is one of our directors and beneficially owns, as of the date of this Annual Report on Form 10-K, approximately 12.6% of our common stock both individually and through The Inland Group, Inc. (“TIGI”).  Mr. Goodwin is one of the founders of TIGI and owns a controlling interest in that entity.  We have engaged in certain transactions with affiliates of TIGI.  See the “Certain Relationships and Related Party Transactions” section in our annual meeting proxy statement and Note 16, “Transactions with Related Parties” to the consolidated financial statements in this Annual Report on Form 10-K for details regarding certain of these transactions.

Mr. Goodwin and certain of his affiliates have entered into a voting agreement to vote all of the shares of our common stock beneficially owned by them in favor of approval of the Merger and the other transactions contemplated by the Merger Agreement. Without the support of our significant stockholders, such as Mr. Goodwin and TIGI, change of control transactions, such as mergers, sales of assets and business combinations that could give stockholders the opportunity to realize a premium over the then-prevailing market prices for common shares may be more difficult to consummate, and this difficulty may discourage third parties from approaching us to propose such transactions.  The interests of our significant stockholders may differ from the interests of our other stockholders, and those significant stockholders may vote their shares accordingly.

Financing Risks

We often need to borrow money to finance our business.  Our ability to internally fund operating or capital needs is limited because we must distribute at least 90% of our taxable income, subject to certain adjustments, to stockholders to qualify as a REIT.  Consequently, we may have to borrow money to fund operating or capital needs or to satisfy the distribution requirements, imposed by the Code, to maintain status as a REIT.  Borrowing money exposes us to various risks.  For example, our investment properties may not generate enough cash to pay the principal and interest obligations on loans or we may violate a loan covenant that results in the lender accelerating the maturity date of a loan.  As of December 31, 2015, we had borrowings totaling approximately $807,987 in face value of consolidated debt.  Approximately $392,987 of this debt is secured by mortgages on certain of our investment properties and is non-recourse to us.  The remaining $415,000 is comprised of unsecured debt reflecting draws on our line of credit facility and borrowings under our term loans.

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

A total of approximately $115,161 and $47,067 of our consolidated indebtedness, including required monthly principal amortization, with weighted average interest rates on the maturing debt of 5.02% and 5.05%, respectively, matures on or before December 31, 2016 and 2017, respectively.  We intend to repay this debt using available cash, by borrowing amounts under our unsecured line of credit facility or by refinancing the maturing debt, or some combination of all these. There is no assurance we will be able to do so and we may incur significantly higher borrowing costs, all of which could have a material adverse effect on our results of operations and financial condition. Included in the debt maturing in 2016 are two mortgage loans, with an aggregate outstanding principal balance of approximately $90,247, secured by Algonquin Commons. These loans have matured and the property is currently subject to foreclosure litigation.

As of December 31, 2015, we owed approximately $435,840, or 54% of our total outstanding consolidated debt, on indebtedness that bore interest at variable rates with a weighted average of 2.04% per annum.  These rates are reset each month.  A 1.0% annualized increase in these variable rates would have increased our interest expense by approximately $4,358 for the year ended December 31, 2015.  We may borrow additional amounts that bear interest at variable rates.  If interest rates increase, the amount of interest that we would be required to pay on these borrowings will also increase.  Additionally, if lending requirements become stricter, we may find it difficult to encumber properties with terms similar to our current loan terms.  This could result in a decrease in the number of properties we are able to purchase or principal and/or interest payments higher than recent historical levels.  Higher interest payments could have a material adverse effect on our results of operations and would result in a decrease in the amount of cash available for distribution to holders of our common stock.

Our degree of leverage could limit our ability to obtain additional financing, negatively affect the market price of our common stock and reduce cash available for distributions and other uses.  As of December 31, 2015, we had approximately $807,987 in total face value of indebtedness outstanding on a consolidated basis (excluding unconsolidated joint venture debt).  Additionally, there was a total face value of approximately $421,081 of outstanding debt incurred by our unconsolidated joint ventures, of which our pro rata share was approximately $225,563. Debt to total market capitalization ratio, which measures total debt as a percentage of the aggregate of total debt plus the market value of outstanding equity securities, is often used by analysts to gauge leverage for a REIT.  Our debt to total market capitalization ratio was approximately 38.7%, excluding unconsolidated joint venture debt, and 44.7%, including our pro rata share of unconsolidated joint venture debt, as of December 31, 2015.  This ratio will increase with declines in our stock price, which closed at $10.62 on December 31, 2015, or with increases in our borrowing, all of which could have a material adverse effect on the trading price of our stock.  In addition, our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes.  Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally.  In addition, a greater amount of debt relative to our peer group could have a negative effect on our stock price.

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

A subsidiary of ours stopped making payments on the debt encumbering Algonquin Commons and is defending a resulting lawsuit that seeks, among other things, to enforce its partial guarantee of the loan; if our subsidiary is required to perform under the partial guarantee, paying the guarantee could have a material adverse effect on our cash flows and results of operations for the period and the year in which the payment would be made.  In June 2012, a wholly-owned subsidiary of ours ceased paying the monthly debt service on the two mortgage loans secured by both phases of the investment property known as Algonquin Commons, because the property was not generating sufficient cash flow to resume paying both principal and interest payments on the outstanding debt.  The total outstanding principal balance of the debt on both phases of the property is $90,247, of which $71,647 is non-recourse and approximately $18,600, for which the payment guarantee is additional collateral, has been guaranteed by our subsidiary.  In January 2013, our subsidiary received notice that a complaint had been filed by the purported successor to the lender alleging events of default under the loan documents and seeking to foreclose on the property. Effective February 28, 2013, the court granted a motion of the plaintiff and appointed a receiver for the property. As a result, the receiver and its affiliated management company are managing and operating Algonquin Commons and are collecting all rents for the property. We cannot currently estimate the impact the dispute will have on our consolidated financial statements and may not be able to do so until a final outcome has been reached. We believe that, if our subsidiary is required to pay the full amount outstanding under the payment guarantee or a foreclosure occurs, there could be a material adverse effect on our cash flows and results of operations for the period and the year in which it occurs. We believe these events would not have a material effect on our consolidated balance sheets because there would be a corresponding reduction in both the assets and liabilities on our consolidated balance sheets. Even if we have to make payment under the payment guarantee, we believe that the effect of a foreclosure of the property and release of the corresponding debt on our consolidated balance sheets will result in an improvement in certain financial ratios, and the collective effect of the payment, foreclosure and release will be neutral to Funds From Operations ("FFO").

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

•
securities of any one issuer (other than permitted securities, such as government securities or mortgages) represent more than 5% of the value of our total assets; however, up to 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries (20% for taxable years beginning after December 31, 2017);

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

Some of our properties are located in urban, industrial and previously developed areas where fill or current or historic industrial uses of the areas have caused site contamination.  It is our policy to retain independent environmental consultants to conduct Phase I environmental site assessments and asbestos surveys for each property we seek to acquire.  These assessments generally include a visual inspection of the properties and the surrounding areas, an examination of current and historical uses of the properties and the surrounding areas and a review of relevant state, federal and historical documents, but do not involve invasive techniques such as soil and ground water sampling.  Where appropriate, on a property-by-property basis, our practice is to have these consultants conduct additional testing, including sampling for asbestos, for lead in drinking water, for soil contamination where underground storage tanks are or were located or where other past site usage creates a potential environmental problem, and for contamination in groundwater.  Additionally, we periodically engage third party environmental specialists to complete site inspections on certain investment properties, namely those occupied by dry cleaners, oil change facilities and print shops, to ensure that the environmental condition of the respective property has not changed. Even though these environmental assessments are conducted, there is still the risk that:

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

Our business could suffer in the event we experience system failures or cyber-incidents or a deficiency in cybersecurity. Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber-incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber-incident is an intentional attack or an unintentional event that can result in third parties gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those that have been outsourced. In addition, the risk of a cyber-incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased.

The remediation costs and lost revenues experienced by a victim of a cyber-incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Although we intend to continue to implement industry-standard security measures, there can be no assurance that those measures will be sufficient.

Item 1B.  Unresolved Staff Comments

As of the date of this Annual Report on Form 10-K, we had no outstanding unresolved comments from the Commission staff regarding our periodic or current reports.

Item 2.  Properties

As of December 31, 2015, we owned fee simple interests in 96 investment properties (excluding properties owned by unconsolidated joint ventures), comprised of 11 single-user retail properties, 32 Neighborhood Retail Centers, 25 Community Centers, 27 Power Centers and 1 Lifestyle Center.  These investment properties are located in the states of Alabama (1), Florida (1), Illinois (62), Indiana (5), Minnesota (16), Nebraska (1), North Carolina (1), Ohio (2), and Wisconsin (7).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.  For additional details related to investment property encumbrances, see “Real Estate and Accumulated Depreciation” (Schedule III) herein.

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Single-User
Carmax	Schaumburg	IL	93,333	12/98	1998	100%	$22.47	Carmax
Carmax	Tinley Park	IL	94,518	12/98	1998	100%	20.36	Carmax
County Fair Marketplace (fka Cub Foods)	Hutchinson	MN	60,208	01/03	1999	100% (4)	13.56	Cub Foods (4)
Freeport Commons	Freeport	IL	24,049	12/98	1998	100%	11.50	Staples
Fresh Market	Lincolnshire	IL	20,414	10/12	2013	100%	16.12	The Fresh Market
Glendale Heights Retail	Glendale Heights	IL	68,879	09/97	1997	100% (4)	11.90	Dominick's (4)
Mosaic Crossing	West Chicago	IL	78,271	01/98	1990/2013	100%	4.00	Old Time Pottery
PetSmart	Gurnee	IL	25,692	04/01	1997	100%	15.62	PetSmart
Pick 'N Save	Waupaca	WI	63,780	03/06	2002	100%	11.47	Pick 'N Save
Roundy's	Menomonee Falls	WI	103,611	11/10	2010	100%	16.25	Super Pick 'N Save
Verizon	Joliet	IL	4,504	05/97	1995	100%	35.00	None

Neighborhood Retail Centers
22nd Street Plaza Outlot	Oakbrook Terrace	IL	9,970	11/97	1985/2004	75%	49.21	None
Big Lake Town Square	Big Lake	MN	67,858	01/06	2005	100% (4)	12.80	Coborn's Super Store
Brunswick Market Center	Brunswick	OH	119,540	12/02	1997/1998	97%	12.59	Buehler's Fresh Foods
Cliff Lake Centre	Eagan	MN	74,182	09/99	1988	90%	13.21	None
Cobbler Crossing	Elgin	IL	102,643	05/97	1993	93%	11.80	Jewel Osco
Downers Grove Market	Downers Grove	IL	103,419	03/98	1998	100%	17.93	Angelo Caputo's
Dunkirk Square	Maple Grove	MN	85,322	09/99	1998/2014	94%	7.86	Hobby Lobby, Dollar Tree
Edinburgh Festival	Brooklyn Park	MN	91,563	10/98	1997	95%	9.25	Festival Foods
Elmhurst City Centre	Elmhurst	IL	39,090	02/98	1994/2002	100%	14.38	Walgreens
Forest Lake Marketplace	Forest Lake	MN	93,853	09/02	2001	97%	13.28	Cub Foods
Grand Hunt Center Outlot	Gurnee	IL	21,194	12/96	1996	100%	20.63	None
Hammond Mills	Hammond	IN	78,801	12/98 05/99	1998/1999/2011	100%	12.87	Food 4 Less
Hickory Creek Market Place	Frankfort	IL	55,831	08/99	1999	87%	13.84	Goodwill
Iroquois Center	Naperville	IL	140,981	12/97	1983	44% (4)	12.20	Planet Fitness, Xilin Association
Maple View	Grayslake	IL	105,642	03/05	2000/2005	100%	14.02	Jewel Osco
Medina Marketplace	Medina	OH	92,446	12/02	1956/1999/ 2010	100%	11.22	Giant Eagle
Nantucket Square	Schaumburg	IL	56,981	09/95	1980/2011	91%	14.38	Go Play/Kidtown USA
Oak Forest Commons	Oak Forest	IL	108,563	03/98	1998	82%	12.95	Food 4 Less, O'Reilly Auto Parts
Oak Forest Commons III	Oak Forest	IL	7,424	06/99	1999	40%	15.95	None
Plymouth Collection	Plymouth	MN	45,915	01/99	1999	100%	17.82	Golf Galaxy
Ravinia Plaza	Orland Park	IL	101,605	10/06	1990/2012	98% (4)	16.62	Whole Foods Market, Pier 1 Imports, Eva's Bridal
Regal Showplace	Crystal Lake	IL	16,928	03/05	1998	100%	32.38	None
Rose Plaza	Elmwood Park	IL	24,204	11/98	1997	100%	19.80	Binny's Beverage Depot
Schaumburg Plaza	Schaumburg	IL	61,282	06/98	1994/2012	95%	13.90	Jo-Ann, Party City
Shoppes at Mill Creek	Palos Park	IL	102,422	03/98	1989	99% (4)	12.60	Jewel Osco
Shops at Cooper's Grove	Country Club Hills	IL	72,518	01/98	1991	18%	17.35	None
Six Corners Plaza	Chicago	IL	80,596	10/96	1966/2005	39%	13.20	Fallas
St. James Crossing	Westmont	IL	49,994	03/98	1990	82%	16.28	None
Townes Crossing	Oswego	IL	105,989	08/02	1988	84%	9.95	Jewel Osco
Weaverville Plaza	Weavervile	NC	138,867	10/15	1988/1997	92%	5.10	Big Lots, Rose's
Westriver Crossings	Joliet	IL	32,452	08/99	1999	90%	19.92	None
Woodland Heights	Streamwood	IL	120,436	06/98	1956/1997	94% (4)	8.54	Jewel Osco, U.S. Postal Service

Community Centers
Apache Shoppes	Rochester	MN	60,780	12/06	2005/2006 /2010	100%	12.83	Trader Joe's, Chuck E. Cheese's
Aurora Commons	Aurora	IL	126,088	01/97	1988/2013	78% (4)	12.11	Ross Dress for Less, Dollar Tree, Fallas
Bergen Plaza	Oakdale	MN	262,525	04/98	1978	60%	8.14	Cub Foods, Dollar Tree

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Community Centers
Bohl Farm Marketplace	Crystal Lake	IL	97,287	12/00	2000	98%	13.78	Dress Barn, Barnes & Noble, Buy Buy Baby
Burnsville Crossing	Burnsville	MN	97,210	09/99	1989/2010	99%	10.62	PetSmart, Becker Furniture World
Chatham Ridge	Chicago	IL	175,991	02/00	1999/2009	93%	19.27	Food 4 Less, Marshall's
Chestnut Court	Darien	IL	172,918	03/98	1987/2009 /2012	94%	10.98	X-Sport Fitness, Tuesday Morning, Jo-Ann, Oakridge Hobbies & Toys, Ross Dress for Less, Salvation Army Family Store
Goldenrod Marketplace	Orlando	FL	91,497	12/13	2013	95%	16.98	LA Fitness, Marshall's
Greentree Centre & Outlot	Racine	WI	169,268	02/05	1990/1993	94%	8.23	Pick 'N Save, K-Mart
Hawthorn Village Commons	Vernon Hills	IL	98,806	08/96	1979/2012	97%	15.01	Dollar Tree, Hobby Lobby
Lansing Square	Lansing	IL	56,613	12/96	1991/2014	49%	16.59	None
Marketplace at Six Corners	Chicago	IL	116,941	11/98	1997	100%	17.08	Jewel Osco, Marshall's
Mokena Marketplace	Mokena	IL	64,208	03/14	2008	58%	16.66	Party City, PetSmart
Orchard Crossing	Ft. Wayne	IN	130,129	04/07	2008	99%	14.13	Gordmans, Dollar Tree
Park Avenue Centre	Highland Park	IL	64,943	06/97	1996/2005 /2010	100%	12.37	Staples, TREK Bicycle Store, Illinois Bone and Joint
Park Center	Tinley Park	IL	132,288	12/98	1988	92%	13.92	Charter Fitness, Chuck E. Cheese's, Old Country Buffet, Sears Outlet
Park St. Claire	Schaumburg	IL	11,859	12/96	1994	65%	23.71	None
Shingle Creek Center	Brooklyn Center	MN	39,146	09/99	1986	76%	13.53	None
Shops at Orchard Place	Skokie	IL	159,091	12/02	2000	91%	26.53	DSW Shoe Warehouse, Ulta, Petco, Walter E Smithe, Party City, Nordstrom Rack
Skokie Fashion Square	Skokie	IL	84,857	12/97	1984/2010	91% (4)	12.62	Ross Dress for Less, Produce World (4)
Skokie Fashion Square II	Skokie	IL	7,151	11/04	1984/2010	100%	45.99	None
Thatcher Woods Center	River Grove	IL	187,724	04/02	1969/1999	99%	12.17	Walgreens, Hanging Garden Banquet, Binny's Beverage Depot, Sears Outlet, Dominick's (subleased to Rich's Fresh Market), Ross Dress for Less
The Plaza	Brookfield	WI	107,952	02/99	1985	93%	15.40	CVS, Guitar Center, Hooters
Two Rivers Plaza	Bolingbrook	IL	57,900	10/98	1994	100%	12.96	Marshall's, Pier 1 Imports
Westbury Square	Huntsville	AL	114,904	03/15	1990	100%	12.90	Michaels, TJ Maxx, Stein Mart

Power Centers
Baytowne Shoppes/Square	Champaign	IL	118,305	02/99	1993	99%	13.74	Staples, PetSmart, Party City, Citi Trends, Ulta
Bradley Commons	Bradley	IL	174,348	11/11	2007/2011	99%	13.98	Shoe Carnival, Ulta, Bed, Bath & Beyond, Dick's Sporting Goods, Petco
Crystal Point	Crystal Lake	IL	357,914	07/04	1976/1998/ 2012	98% (4)	9.45	Best Buy, K-Mart (4), Bed, Bath & Beyond, The Sports Authority, World Market, Ross Dress for Less, The Fresh Market
Deertrace Kohler	Kohler	WI	149,924	07/02	2000	98%	10.25	The Boston Store, TJ Maxx, Dollar Tree, Ulta, Jo-Ann
Deertrace Kohler II	Kohler	WI	24,292	08/04	2003/2004	100%	19.06	None
Joliet Commons	Joliet	IL	187,949	10/98	1995/2015	74%	13.34	Dick's Sporting Goods, DSW Shoe Warehouse, PetSmart, Barnes & Noble, Old Navy, Party City, Jo-Ann, BC Osaka Hibachi Grill
Joliet Commons Phase II	Joliet	IL	40,444	02/00	1999	100%	9.88	Ross Dress for Less
Mankato Heights Plaza	Mankato	MN	155,173	04/03	2002	96%	13.31	TJ Maxx, Michaels, Old Navy, Pier 1 Imports, Petco
Maple Park Place	Bolingbrook	IL	210,746	01/97	1992/2004	99%	11.41	X-Sport Fitness, The Sports Authority, Best Buy, Ross Dress for Less, Party City
Orland Park Place	Orland Park	IL	592,495	04/05	1980/1999	96%	12.39
K & G Superstore, Old Navy, Stein Mart, Barnes & Noble, DSW Shoe Warehouse, Bed, Bath & Beyond, Binny's Beverage Depot, Nordstrom Rack, Dick's Sporting Goods, Marshall's, Buy Buy Baby, HH Gregg, Ross Dress for Less, Penny Mustard Furnishings

Orland Park Place Outlots	Orland Park	IL	11,900	08/07	2007	100%	15.00	Dao
Orland Park Place Outlots II	Orland Park	IL	22,966	04/12	2007	80%	32.08	None
Park Place Plaza	St. Louis Park	MN	88,999	09/99	1997/2006	100%	17.57	Office Max, PetSmart
Pine Tree Plaza	Janesville	WI	185,023	10/99	1998	100%	10.70	Gander Mtn., TJ Maxx, Staples, Michaels, Old Navy, Petco
Prairie Crossings Shopping Center	Frankfort	IL	109,079	10/14	2003	97%	17.10	Office Depot, The Sports Authority, Bed, Bath & Beyond
Randall Square	Geneva	IL	216,674	05/99	1999	95%	14.57	Marshall's, Bed, Bath & Beyond, PetSmart, Michaels, Party City, Old Navy

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Power Centers
Rivertree Court	Vernon Hills	IL	308,610	07/97	1988/2011	98% (4)	13.27	Best Buy, Discovery Clothing, TJ Maxx, Michaels, Harlem Furniture, Gordmans, Old Navy, Pier 1 Imports, Ross Dress for Less, Shoe Carnival
Rochester Marketplace	Rochester	MN	70,213	09/03	2001/2003	100%	15.45	Staples, PetSmart
Salem Square	Countryside	IL	116,992	08/96	1973/1985/ 2009	100%	9.15	TJ Maxx/Home Goods, Marshall's
Schaumburg Promenade	Schaumburg	IL	91,831	12/99	1999	100%	14.19	Ashley Furniture, DSW Shoe Warehouse, Destination XL
Shakopee Outlot	Shakopee	MN	12,285	03/06	2007	100%	18.15	None
Shakopee Valley Marketplace	Shakopee	MN	146,362	12/02	2000/2001	98% (4)	9.02	Kohl's, Office Max
Shoppes at Grayhawk	Omaha	NE	81,000	02/06	2001/2004	82%	24.99	Michaels, Lowe's (5)
University Crossings	Granger	IN	111,651	10/03	2003	92%	13.73	Marshall's, Petco, Dollar Tree, Pier 1 Imports, Ross Medical Education Center, Babies R Us (5)
Valparaiso Walk	Valparaiso	IN	137,500	12/12	2005	100%	14.05	Best Buy, Michaels, Marshall's, Bed, Bath & Beyond
Warsaw Commons	Warsaw	IN	87,826	04/13	2012	96%	13.19	Dollar Tree, TJ Maxx, PetSmart, Ulta
Woodfield Commons E/W	Schaumburg	IL	208,148	10/98	1973/1975/ 1997/2007/ 2012	100%	17.94	Toys R Us, Discovery Clothing, REI, Hobby Lobby, Ross Dress for Less, Half Price Books

Lifestyle Centers
Algonquin Commons	Algonquin	IL	563,704	02/06	2004/2005	88%	13.89	PetSmart, Office Max, Pottery Barn, Old Navy, DSW Shoe Warehouse, Discovery Clothing, Dick's Sporting Goods, Trader Joe's, Ulta, Charming Charlie, Ross Dress for Less, Art Van Furniture

Total			10,316,199			92%	13.51

As of December 31, 2015, we owned fee simple interests in 36 investment properties through our unconsolidated joint ventures and we owned DST interests in the 1 property owned through our IPCC joint venture. Total properties are comprised of 14 Neighborhood Retail Centers, 10 Community Centers, and 13 Power Centers.  These investment properties are located in the states of Arkansas (1), Florida (1), Illinois (11), Indiana (1), Kentucky (2), Minnesota (11), Ohio (6), and Wisconsin (4).  Most tenants of the investment properties are responsible for the payment of some or all of the real estate taxes, insurance and common area maintenance.

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Neighborhood Retail Centers
Argonne Village	Lakeville	MN	109,869	02/15	2005	100%	$16.06	Cub Foods
Byerly's Burnsville	Burnsville	MN	72,339	09/99	1988	98%	11.48	Lunds & Byerly's, Erik's Bike Shop
Capitol and 124th Shopping Center	Wauwatosa	WI	54,204	09/13	1998/2012	100%	13.79	Wal-Mart, Petco
Caton Crossings	Plainfield	IL	83,792	06/03	1998	98%	11.61	Tony's Finer Foods
Champlin Marketplace	Champlin	MN	91,970	09/11	1999/2005	93%	13.02	Cub Foods
Diffley Marketplace	Egan	MN	77,483	10/10	2008	86%	15.55	Cub Foods
Elston Plaza	Chicago	IL	87,946	12/11	1983/2010	100%	15.04	Jewel Osco, O'Reilly Auto Parts
Mallard Crossing Shopping Center	Elk Grove Village	IL	82,920	05/97	1993	95% (4)	8.63	Food 4 Less (4)
Pilgrim Village	Menomonee Falls	WI	31,331	09/13	1984/2012	100%	20.12	Wal-Mart (5), Friends of Nature
Red Top Plaza	Libertyville	IL	151,840	06/11	1981/2008	93%	13.80	Jewel Osco
Shannon Square Shoppes	Arden Hills	MN	97,638	03/04 06/04	2003	90%	15.20	Cub Foods
Shops of Plymouth Town Center	Plymouth	MN	84,003	03/99	1991	100%	11.09	The Foursome, Inc., Cub Foods
Stuart's Crossing	St. Charles	IL	85,529	08/98	1999	98%	13.96	Jewel Osco
Timmerman Plaza	Milwaukee	WI	40,343	09/13	1965/2013	84%	11.17	Dollar Tree

Community Centers
Brownstones Shopping Center	Brookfield	WI	137,816	11/11	1989/2009	96% (4)	14.85	Metro Market, TJ Maxx
Cedar Center North	South Euclid	OH	61,420	04/15	2012	90%	21.85	PetSmart
Cedar Center South	University Heights	OH	136,080	10/13	1960/2006	80%	22.29	Tuesday Morning, Whole Foods Market, CVS, Dollar Tree
Creekside Commons	Mentor	OH	201,893	05/15	1995/2014	99%	10.23	Home Goods, Party City, Kohl's, Gordmans

Property	City	State	Gross Leasable Area (Sq Ft)	Date Acq.	Year Built/ Renovated	Financial Occupancy (1)	Average Rent Per Square Foot (2)	Anchor Tenants (3)
Community Centers
Eastgate Crossing	Cincinnati	OH	174,740	05/15	1991/2007	98%	9.27	Marshall's, Jo-Ann, Kroger, Ashley Furniture
Evergreen Promenade	Evergreen Park	IL	92,423	08/13	2014	96%	21.69	Mariano's, PetSmart
Village Ten Shopping Center	Coon Rapids	MN	208,127	08/03	2002	100%	7.47	Dollar Tree, Life Time Fitness, Cub Foods
Woodbury Commons	Woodbury	MN	116,196	02/12	1992/2004/ 2012	91%	9.53	Hancock Fabrics, Schuler Shoes, Dollar Tree, Becker Furniture World
Woodland Commons	Buffalo Grove	IL	170,142	02/99	1991/2013	90%	13.61	Mariano's, Marshall's

Community Centers (IPCC Joint Venture)
University Center	Jacksonville	FL	102,885	06/15	1974/2014	100%	11.13	Dollar Tree, LA Fitness, Beal's Outlet, TJ Maxx

Power Centers
Fort Smith Pavilion	Fort Smith	AR	280,568	12/13	2009/2011 /2013	94%	14.44	Dick's Sporting Goods, Best Buy, Michaels, Books-A-Million, Old Navy, Shoe Carnival, Ulta, Bed Bath & Beyond, Petco
Four Flaggs	Niles	IL	325,972	11/02	1973/1998/ 2001/2010	97%	10.69	Fresh Farms, Party City, Marshall's, PetSmart, Office Depot, Old Navy, Global Clinic, Ashley Furniture, Sears Outlet, Jo-Ann, Shoe Carnival
Joffco Square	Chicago	IL	95,204	01/11	2008	100%	23.73	Bed, Bath & Beyond, Best Buy, Jo-Ann
Newport Pavilion	Newport	KY	205,053	06/14	2009/2011	98%	18.94	Kroger (5), TJ Maxx, Dick's Sporting Goods, Michaels, PetSmart, Ulta
Point at Clark	Chicago	IL	95,455	06/10	1996	95%	28.11	DSW Shoe Warehouse, Marshall's, Michaels
Princess City Plaza	Mishawaka	IN	172,181	08/14	1998/2002	99%	13.33	Gordmans, PetSmart, Dick's Sporting Goods, Old Navy, Shoe Carnival
Quarry Retail	Minneapolis	MN	281,472	09/99	1997	99%	12.77	Home Depot, Cub Foods, PetSmart, Office Max, Party City, Michaels
Riverdale Commons	Coon Rapids	MN	231,753	09/99	1999	100% (4)	14.00	Rainbow (4), The Sports Authority, Office Max, Petco, Party City, Home Goods, Michaels
Silver Lake Village	St. Anthony	MN	162,737	02/12	1996/2005	89%	17.60	North Memorial Healthcare, Cub Foods, Wal-Mart (5)
Stone Creek Towne Center	Cincinnati	OH	142,824	02/12	2008/2010	97%	22.66	Bed, Bath & Beyond, Best Buy, Old Navy
Turfway Commons	Florence	KY	105,471	12/11	1993/2007	97%	12.44	Babies 'R' Us, Half Price Books, Guitar Center, Michaels
Westgate	Fairview Park	OH	241,838	03/12	2007/2011	91%	18.90	Books-A-Million, Lowe's (5), Petco, Marshall's, Kohl's (5), Earth Fare
Woodfield Plaza	Schaumburg	IL	177,160	01/98	1992	92%	12.88	Kohl's, Barnes & Noble, Buy Buy Baby, David's Bridal

Total			5,070,617			96%	$14.43

Total/Weighted Average			15,386,816			93%	$13.82
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

(5)	Ground lease tenants. Ground lease square footage is excluded from GLA as we do not own that square footage.

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2015 in our consolidated portfolio.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	31	75,890	0.7%	$1,105	0.8%	$14.56
2016	136	390,375	3.8%	6,736	5.1%	17.26
2017	150	875,463	8.4%	12,067	9.1%	13.78
2018	180	970,303	9.5%	15,533	11.7%	16.01
2019	174	1,566,089	15.2%	19,922	15.0%	12.72
2020	174	1,284,207	12.5%	18,133	13.6%	14.12
2021	99	1,144,409	11.1%	17,318	13.1%	15.13
2022	73	905,197	8.8%	10,821	8.2%	11.95
2023	49	413,092	4.0%	6,397	4.8%	15.49
2024	46	538,643	5.2%	6,386	4.8%	11.86
2025+	93	1,367,052	13.2%	18,279	13.8%	13.37
Vacant (c)	—	785,479	7.6%	—	—%	—
Total	1,205	10,316,199	100.0%	$132,697	100.0%	$13.92

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2015 in our unconsolidated portfolio, including our joint venture partner's pro-rata share.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	7	24,947	0.5%	$465	0.6%	$18.64
2016	56	125,136	2.5%	2,629	3.7%	21.01
2017	65	569,881	11.3%	8,745	12.3%	15.35
2018	101	728,665	14.3%	10,438	14.7%	14.32
2019	85	587,523	11.6%	8,525	12.0%	14.51
2020	85	614,902	12.1%	8,307	11.8%	13.51
2021	49	346,310	6.9%	4,510	6.4%	13.02
2022	26	360,275	7.1%	4,510	6.3%	12.52
2023	30	354,261	6.9%	5,363	7.6%	15.14
2024	23	220,304	4.4%	4,484	6.4%	20.35
2025+	47	932,226	18.4%	12,923	18.2%	13.86
Vacant (c)	—	206,187	4.0%	—	—%	—
Total	574	5,070,617	100.0%	$70,899	100.0%	$14.57

The following table represents an analysis of lease expirations based on the leases in place at December 31, 2015 in our total portfolio, including those in our unconsolidated joint ventures, including our joint venture partner's pro-rata shares.

Lease Expiration Year	Number of Leases Expiring	GLA (Sq.Ft.)	Percent of Total GLA	Total Annualized Base Rent ($) (a)	Percent of Total Annualized Base Rent (%)	Annualized Base Rent ($/Sq.Ft.) (b)
MTM	38	100,837	0.7%	$1,570	0.8%	$15.57
2016	192	515,511	3.4%	9,365	4.6%	18.17
2017	215	1,445,344	9.4%	20,812	10.2%	14.40
2018	281	1,698,968	11.0%	25,971	12.7%	15.29
2019	259	2,153,612	14.0%	28,447	14.0%	13.21
2020	259	1,899,109	12.4%	26,440	13.0%	13.92
2021	148	1,490,719	9.6%	21,828	10.7%	14.64
2022	99	1,265,472	8.1%	15,331	7.6%	12.11
2023	79	767,353	5.0%	11,760	5.8%	15.33
2024	69	758,947	5.0%	10,870	5.3%	14.32
2025+	140	2,299,278	14.9%	31,202	15.3%	13.57
Vacant (c)	—	991,666	6.5%	—	—%	—
Total	1,779	15,386,816	100.0%	$203,596	100.0%	$14.14

(a)	Annualized base rent for all leases financially occupied, including seasonal tenants and tenants in their abatement period at report date based on the rent as of the end of the lease.

(b)	Annualized base rent divided by gross leasable area.

(c)	Leases executed but not commenced are included in the vacant totals.

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties as of December 31, 2015, 2014, 2013, 2012 and 2011.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area (Sq.Ft.)	2015%		2014%	2013%	2012%	2011%
22nd Street Plaza Outlot, Oakbrook Terrace, IL	9,970	75		100	100	100	100
Algonquin Commons, Algonquin, IL	563,704	88		90	93	93	91
Apache Shoppes, Rochester, MN	60,780	100		100	100	95	73
Aurora Commons, Aurora, IL	126,088	79	(a)	79	41	93	85
Baytowne Shoppes/Square, Champaign, IL	118,305	99		99	96	100	100
Bergen Plaza, Oakdale, MN	262,525	60		64	91	91	90
Big Lake Town Square, Big Lake, MN	67,858	98	(a)	96	100	100	100
Bohl Farm Marketplace, Crystal Lake, IL	97,287	98		98	99	99	99
Bradley Commons, Bourbonnais, IL	174,348	99		99	97	97	93
Brunswick Market Center, Brunswick, OH	119,540	97		96	96	96	97
Burnsville Crossing, Burnsville, MN	97,210	99		99	99	93	93
Carmax, Schaumburg, IL	93,333	100		100	100	100	100
Carmax, Tinley Park, IL	94,518	100		100	100	100	100
Chatham Ridge, Chicago, IL (b)	175,991	93		100	100	86	100
Chestnut Court, Darien, IL	172,918	95		97	86	83	77
Cliff Lake Centre, Eagan, MN	74,182	90		96	88	84	96
Cobbler Crossing, Elgin, IL (b)	102,643	95		94	96	93	91
Crystal Point, Crystal Lake, IL	357,914	69	(a)	68	98	95	95
County Fair Marketplace (fka Cub Foods), Hutchinson, MN	60,208	0	(a)	0	0	0	0
Deertrace Kohler, Kohler, WI	149,924	98		100	98	98	98
Deertrace Kohler II, Kohler, WI	24,292	100		100	100	100	100
Downers Grove Market, Downers Grove, IL	103,419	100		100	29	96	99
Dunkirk Square, Maple Grove, MN	85,322	94		28	97	97	97
Edinburgh Festival, Brooklyn Park, MN	91,563	98		95	95	89	94
Elmhurst City Centre, Elmhurst, IL	39,090	100		100	100	100	88
Forest Lake Marketplace, Forest Lake, MN (b)	93,853	100		95	98	98	95
Freeport Commons , Freeport, IL	24,049	100		100	100	100	100
Fresh Market, Lincolnshire, IL	20,414	100		100	100	N/A	N/A
Glendale Heights Retail, Glendale Heights, IL	68,879	0	(a)	0	0	0	0
Goldenrod Marketplace, Orlando, FL	91,497	97		92	86	N/A	N/A
Grand Hunt Center Outlot, Gurnee, IL	21,194	100		100	100	100	100
Greentree Centre & Outlot, Racine, WI (b)	169,268	94		94	94	94	94
Hammond Mills, Hammond, IN	78,801	100		100	100	100	97
Hawthorn Village Commons, Vernon Hills, IL	98,806	97		98	98	96	92
Hickory Creek Market Place, Frankfort, IL	55,831	87		92	53	68	78
Iroquois Center, Naperville, IL	140,981	54	(a)	74	70	77	76
Joliet Commons, Joliet, IL	187,949	100		100	100	100	100
Joliet Commons Phase II, Joliet, IL	40,444	100		100	100	100	100
Lansing Square, Lansing, IL	56,613	49		31	18	9	8
Mankato Heights Plaza, Mankato, MN	155,173	96		94	92	89	96
Maple Park Place, Bolingbrook, IL	210,746	99		89	89	87	88
Maple View, Grayslake, IL (b)	105,642	100		100	98	92	89
Marketplace at Six Corners, Chicago, IL (b)	116,941	100		100	95	100	100
Medina Marketplace, Medina, OH	92,446	100		98	98	100	100
Mokena Marketplace, Mokena, IL	64,208	81		76	N/A	N/A	N/A
Mosaic Crossing, West Chicago, IL	78,271	100		100	100	0	66
Nantucket Square, Schaumburg, IL	56,981	91		91	100	94	88
Oak Forest Commons, Oak Forest, IL	108,563	84		82	82	82	82
Oak Forest Commons III, Oak Forest, IL	7,424	40		24	40	40	40
Orchard Crossing, Ft. Wayne, IN	130,129	99		85	84	85	87
Orland Park Place, Orland Park, IL (b)	592,495	96		100	96	100	99
Orland Park Place Outlots, Orland Park, IL	11,900	100		100	0	100	100
Orland Park Place Outlots II, Orland Park, IL	22,966	80		91	91	100	N/A
Park Avenue Centre, Highland Park, IL	64,943	100		100	100	100	100
Park Center, Tinley Park, IL	132,288	93		87	96	89	83
Park Place Plaza, St. Louis Park, MN	88,999	100		100	100	100	100
Park St. Claire, Schaumburg, IL	11,859	65		14	14	100	100
PetSmart, Gurnee, IL	25,692	100		100	100	100	100
Pick 'N Save, Waupaca, WI	63,780	100		100	100	100	100
Pine Tree Plaza, Janesville, WI	185,023	100		99	92	98	98
Plymouth Collection, Plymouth, MN	45,915	100		100	95	100	100
Prairie Crossings Shopping Center, Frankfort, IL	109,079	97		99	N/A	N/A	N/A
Randall Square, Geneva, IL (b)	216,674	96		93	92	95	91

Properties	Gross Leasable Area (Sq.Ft.)	2015%		2014%	2013%	2012%	2011%
Ravinia Plaza, Orland Park, IL (b)	101,605	95	(a)	98	98	97	70
Regal Showplace, Crystal Lake, IL (b)	16,928	100		100	100	100	98
Rivertree Court, Vernon Hills, IL	308,610	97	(a)	100	96	98	99
Rochester Marketplace, Rochester, MN	70,213	100		100	100	100	100
Rose Plaza, Elmwood Park, IL	24,204	100		100	100	100	100
Roundy’s, Menomonee Falls, WI	103,611	100		100	100	100	100
Salem Square, Countryside, IL	116,992	100		100	100	100	100
Schaumburg Plaza, Schaumburg, IL	61,282	95		95	100	100	65
Schaumburg Promenade, Schaumburg, IL	91,831	100		100	100	100	100
Shakopee Outlot, Shakopee, MN	12,285	100		100	85	85	85
Shakopee Valley Marketplace, Shakopee, MN	146,362	97	(a)	99	99	99	100
Shingle Creek Center, Brooklyn Center, MN	39,146	76		72	82	87	91
Shoppes at Grayhawk, Omaha, NE	81,000	83		80	79	87	90
Shoppes at Mill Creek, Palos Park, IL (b)	102,422	98	(a)	100	98	98	91
Shops at Cooper's Grove, Country Club Hills, IL	72,518	18		18	14	16	96
Shops at Orchard Place, Skokie, IL	159,091	91		98	97	94	98
Six Corners Plaza, Chicago, IL	80,596	39		96	96	99	99
Skokie Fashion Square, Skokie, IL	84,857	70	(a)	100	96	96	96
Skokie Fashion Square II, Skokie, IL	7,151	100		53	100	100	100
St. James Crossing, Westmont, IL	49,994	98		100	95	90	58
Thatcher Woods Center, River Grove, IL (b)	187,724	99		86	65	96	98
The Plaza, Brookfield, WI	107,952	93		92	94	96	93
Townes Crossing, Oswego, IL	105,989	84		92	90	90	90
Two Rivers Plaza, Bolingbrook, IL	57,900	100		100	100	78	72
University Crossings, Mishawaka, IN	111,651	92		96	96	98	97
Valparaiso Walk, Valparaiso, IN	137,500	100		99	100	100	N/A
Verizon, Joliet, IL	4,504	100		100	100	100	100
Warsaw Commons, Warsaw, IN	87,826	96		96	96	N/A	N/A
Weaverville Plaza, Weaverville, NC	138,867	92		N/A	N/A	N/A	N/A
Westbury Square, Huntsville, AL	114,904	100		N/A	N/A	N/A	N/A
Westriver Crossings, Joliet, IL	32,452	90		90	90	81	72
Woodfield Commons E/W, Schaumburg, IL (b)	208,148	100		100	92	86	95
Woodland Heights, Streamwood, IL	120,436	90	(a)	94	92	97	93
Sub-total	10,316,199

The following table lists the gross leasable area and approximate physical occupancy levels for our investment properties in our unconsolidated joint ventures as of December 31, 2015, 2014, 2013, 2012 and 2011.  N/A indicates we did not own the investment property at the end of the year.

Properties	Gross Leasable Area (Sq.Ft.)	2015%		2014%	2013%	2012%	2011%
Argonne Village, Lakeville, MN	109,869	100		N/A	N/A	N/A	N/A
Brownstones Shopping Center, Brookfield, WI	137,816	96	(a)	96	97	95	96
Byerly’s Burnsville, Burnsville, MN (c)	72,339	98		100	100	98	98
Capitol and 124th Shopping Center, Wauwatosa, WI	54,204	100		100	100	N/A	N/A
Caton Crossings, Plainfield, IL (c)	83,792	100		98	100	98	89
Cedar Center North, South Euclid, OH	61,420	90		N/A	N/A	N/A	N/A
Cedar Center South, University Heights, OH	136,080	83		83	83	N/A	N/A
Champlin Marketplace, Champlin, MN	91,970	93		95	96	91	91
Creekside Commons, Mentor OH	201,893	99		N/A	N/A	N/A	N/A
Diffley Marketplace, Eagan, MN	77,483	93		91	86	98	98
Eastgate Crossing, Cincinnati, OH	174,740	99		N/A	N/A	N/A	N/A
Elston Plaza, Chicago, IL	87,946	100		100	100	90	90
Evergreen Promenade, Evergreen Park, IL	92,423	96		96	N/A	N/A	N/A
Fort Smith Pavilion, Fort Smith, AR	280,568	94		95	96	N/A	N/A
Four Flaggs, Niles, IL (c)	325,972	97		98	98	100	100
Joffco Square, Chicago, IL	95,204	100		100	100	83	83
Mallard Crossing Shopping Center, Elk Grove Village, IL	82,920	27	(a)	24	95	94	95
Newport Pavilion, Newport, KY	205,053	98		91	N/A	N/A	N/A
Pilgrim Village, Menomonee Falls, WI	31,331	100		100	91	N/A	N/A
Point at Clark, Chicago, IL	95,455	95		95	95	95	95
Princess City Plaza, Mishawaka, IN	172,181	99		99	N/A	N/A	N/A
Quarry Retail, Minneapolis, MN (c)	281,472	99		100	100	94	100
Red Top Plaza, Libertyville, IL	151,840	93		97	96	91	87
Riverdale Commons, Coon Rapids, MN (c)	231,753	72	(a)	72	100	99	100

Properties	Gross Leasable Area (Sq.Ft.)	2015%	2014%	2013%	2012%	2011%
Shannon Square Shoppes, Arden Hills, MN	97,638	90	90	89	98	98
Shops of Plymouth Town Center, Plymouth, MN (c)	84,003	100	100	100	100	100
Silver Lake Village, St. Anthony, MN	162,737	90	93	94	93	N/A
Stone Creek Towne Center, Cincinnati, OH	142,824	97	100	98	98	N/A
Stuart’s Crossing, St. Charles, IL (c)	85,529	98	98	98	98	98
Timmerman Plaza, Milwaukee, WI	40,343	84	63	80	N/A	N/A
Turfway Commons, Florence, KY	105,471	97	97	97	94	95
University Center, Jacksonville, FL	102,885	100	N/A	N/A	N/A	N/A
Village Ten Shopping Center, Coon Rapids, MN (c)	208,127	100	98	98	97	97
Westgate, Fairview Park, OH	241,838	93	92	91	85	N/A
Woodbury Commons, Woodbury, MN	116,196	91	91	100	100	N/A
Woodfield Plaza, Schaumburg, IL (c)	177,160	92	99	99	96	95
Woodland Commons, Buffalo Grove, IL	170,142	94	81	99	98	97
Sub-total	5,070,617
Grand Total	15,386,816
_____________________________________

(a)	Tenant has vacated their space but is still contractually obligated under their lease to pay rent.

(b)	Occupancy for properties acquired from our previous joint venture with New York State Teachers' Retirement System ("NYSTRS") includes information related to the period prior to the acquisition.

(c)	Occupancy for properties contributed to our joint venture with PGGM includes information related to the period prior to the contribution.

Item 3.  Legal Proceedings

Merger Litigation
Three putative class action complaints challenging the Merger-related transactions were filed on January 5, 2016 and January 6, 2016: Mattos v. Inland Real Estate Corp., et al.; Perrone v. Inland Real Estate Corp., et al.; and Rosen v. Inland Real Estate Corp., et al. All three complaints were filed in Maryland state court, in the Circuit Court for Baltimore City, and each brought claims against the Company, members of the Board, the Parent Parties and Merger Sub. On February 5, 2016 the parties filed a stipulation to consolidate the three pending shareholder complaints and any additional related complaints received in the future.  On February 23, 2016 plaintiffs filed a consolidated Amended Class Action Complaint (the “Amended Complaint”). The allegations in the Amended Complaint raise putative class claims against the Company, members of the Board, the Parent Parties and Merger Sub. In particular, the Amended Complaint alleges that the Merger Consideration was insufficient, the Merger Agreement contained unreasonable deal protection devices, including, for example, use of a "no-solicitation" provision, and that the Company issued inadequate proxy disclosures in relation to the Merger. The Amended Complaint generally alleges breaches of fiduciary duty by members of the Board in connection with the Merger Agreement. Further, the Amended Complaint alleges that some or all of the Company, the Parent Parties and Merger Sub aided and abetted the purported breaches of fiduciary duty. The Amended Complaint seeks unspecified damages and attorneys' fees, as well as, or in substitution for, certain equitable and injunctive relief, including an order enjoining the defendants from completing the Merger, or, in the event the Merger is consummated, rescission of the transaction. The Company believes these civil actions are wholly without merit and intends to vigorously defend against them. Additional civil actions may be filed against the Company, the Parent Parties, Merger Sub and/or any of their respective directors in connection with the Merger. The Company cannot currently assess the likely outcome of these matters.

Algonquin Commons Litigation
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

PART II
(In this Part II disclosure, all amounts are presented in thousands, except per share data and square footage amounts)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of February 26, 2016, there were 3,413 stockholders of record of our common stock.  Our common stock has been listed on the New York Stock Exchange since June 9, 2004 under the symbol IRC.  The following table sets forth, for the periods indicated, the high and low sales prices for our shares on the New York Stock Exchange.

For the Quarter Ended	High	Low
December 31, 2015	$10.90	$7.96
September 30, 2015	10.11	7.97
June 30, 2015	10.92	9.37
March 31, 2015	11.73	10.11

December 31, 2014	11.28	9.85
September 30, 2014	10.79	9.85
June 30, 2014	10.83	10.24
March 31, 2014	10.99	10.09

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information, as of December 31, 2015, with respect to compensation plans, including individual compensation arrangements, under which equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A)) (C)
Equity compensation plans approved by stockholders:
2005 Equity Award Plan (a)	50	$12.84	—
2014 Equity Award Plan	—	$—	2,449
Total	50	$12.84	2,449
_____________________________________

(a)
As of December 31, 2015, this plan has expired and no further awards may be made. The number reflected in the table reflects the number of shares that may be issued upon exercise of outstanding options.

Reference is made to Note 11 "Stock Option Plan" and Note 12 "Deferred Stock Compensation" to the financial statements in Item 8 of the Annual Report for a discussion of our compensation plans.

Performance Graph

The graph below compares the cumulative total return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Stock Index (“S&P 500”) and with the FTSE NAREIT Equity REIT Index over the same period (assuming the investment of $100 in our common stock, the S&P 500 Index and the FTSE NAREIT Equity REIT Index on December 31, 2010, and the reinvestment of all distributions).

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Inland Real Estate Corporation	100.00	92.52	109.05	144.72	159.04	163.44
FTSE NAREIT Equity	100.00	108.29	127.85	131.01	170.49	175.94
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
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

In order to maintain our status as a REIT, we must distribute at least 90% of our taxable income, subject to certain adjustments, to our stockholders.  For the years ended December 31, 2015 and 2014, our taxable income was $62,181 and $59,652, respectively.  Holders of our Series A Preferred Stock and Series B Preferred Stock are entitled to receive, when and as authorized by the Board of Directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.

We declared monthly distributions on our Series A Preferred Stock totaling $8,938, or $2.03 on an annual basis per share for the years ended December 31, 2015 and 2014.  The following table sets forth the taxability of distributions on shares of Series A Preferred Stock, on a per share basis, paid in 2015 and 2014:

	2015 (a)	2014 (b)
Ordinary income	$2.031	$2.031
Qualified dividends (c)	0.107	0.086
 _____________________________________

(a)
The January distribution declared on December 15, 2015, with a record date of January 4, 2016 and a payment date of January 15, 2016, is reportable for tax purposes in 2016 and is not reflected in the 2015 allocation.

(b)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income.

We declared monthly distributions on our Series B Preferred Stock, issued in October 2014, totaling $6,950 and $1,429, or $1.74 on an annual basis per share for the years ended December 31, 2015 and 2014, respectively.  The following table sets forth the taxability of distributions on shares of Series B Preferred Stock, on a per share basis, paid in 2015 and 2014:

	2015 (a)	2014 (b)
Ordinary income	$1.738	$0.285
Qualified dividends (b)	0.091	0.012
 _____________________________________

(a)
The January distribution declared on December 15, 2015, with a record date of January 4, 2016 and a payment date of January 15, 2016, is reportable for tax purposes in 2016 and is not reflected in the 2015 allocation.

(b)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income.

We declared monthly distributions to our common stockholders totaling $57,286 and $56,976 or at a rate equal to $0.57 per annum, per common share for the years ended December 31, 2015 and 2014, respectively.  Future distributions are determined by our board of directors.  We expect to continue paying distributions to maintain our status as a REIT.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2015 and 2014:

	2015 (a)	2014 (b)
Ordinary income	$0.470	$0.561
Non-taxable return of capital	0.100	0.009
Qualified dividends (c)	0.025	0.024
 _____________________________________

(a)
The January distribution declared on December 17, 2015, with a record date of January 4, 2016 and a payment date of January 18, 2016, is reportable for tax purposes in 2016 and is not reflected in the 2015 allocation.

(b)
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

Under the Merger Agreement, the declaration and payment of regular monthly dividends for full monthly periods in accordance with past practice is permitted provided that the record date with respect to any such regular monthly dividends is set as the first business day of the applicable month. However, with respect to any period in which the closing of the Merger occurs which is less than a full month, the declaration and payment of dividends is not permitted under the Merger Agreement.

Issuer Purchases of Equity Securities

We did not repurchase any of our outstanding common stock during the year ended December 31, 2015.

Item 6.  Selected Financial Data

INLAND REAL ESTATE CORPORATION

For the years ended December 31, 2015, 2014, 2013, 2012 and 2011

(In thousands, except per share data)

The following table sets forth Selected Consolidated Financial Data on a historical basis for the five years ended December 31, 2015.  This information should be read in conjunction with the consolidated financial statements (including notes thereto) and Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included elsewhere in this Form 10-K.  This historical Selected Consolidated Financial Data has been derived from the audited consolidated financial statements.

	2015	2014	2013	2012	2011
Total assets	$1,521,500	1,572,951	1,529,937	1,243,405	1,159,906
Mortgages payable	394,586	384,769	497,832	412,361	391,202
Unsecured credit facilities	415,000	440,000	325,000	305,000	280,000
Convertible notes	—	—	28,790	28,327	27,863
Total revenues	203,900	204,762	183,374	151,575	155,183
Income (loss) from continuing operations	25,544	38,402	99,769	15,033	(9,299)
Net income (loss) attributable to common stockholders	9,643	28,809	102,735	9,849	(8,132)
Net income (loss) attributable to common stockholders per weighted average common share, basic	0.10	0.29	1.08	0.11	(0.09)
Net income (loss) attributable to common stockholders per weighted average common share, diluted	0.10	0.29	1.08	0.11	(0.09)
Total distributions declared, preferred	15,888	10,366	8,949	7,910	948
Total distributions declared, common	57,286	56,976	54,503	50,833	50,589
Distributions per common share	0.57	0.57	0.57	0.57	0.57
Net cash provided by operating activities	97,352	82,465	69,006	68,955	63,274
Net cash used in investing activities	(33,301)	(108,637)	(115,681)	(182,635)	(101,851)
Net cash provided by (used in) financing activities	(72,913)	33,299	39,428	124,434	32,762
Average annualized base rent per leased square foot	13.51	13.73	13.62	13.21	12.85
Weighted average common shares outstanding, basic	100,090	99,543	95,279	89,006	88,530
Weighted average common shares outstanding, diluted	100,487	99,938	95,562	89,161	88,530

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K (including documents incorporated herein by reference) constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Federal Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that do not reflect historical facts and instead reflect our management’s intentions, beliefs, expectations, plans or predictions of the future.  Forward-looking statements can often be identified by words such as "seek," “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.” Examples of forward-looking statements include, but are not limited to, statements that describe or contain information related to matters such as management’s intent, belief or expectation with respect to our financial performance, investment strategy or our portfolio, our ability to address debt maturities, our cash flows, our growth prospects, the value of our assets, our joint venture commitments and the amount and timing of anticipated future cash distributions. Forward-looking statements reflect the intent, belief or expectations of our management based on their knowledge and understanding of the business and industry and their assumptions, beliefs and expectations with respect to the market for commercial real estate, the U.S. economy and other future conditions. These statements are not guarantees of future performance, and investors should not place undue reliance on forward-looking statements. Actual results may differ materially from those expressed or forecasted in forward-looking statements due to a variety of risks, uncertainties and other factors, including but not limited to the factors listed and described under "Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016 as they may be revised or supplemented by us in subsequent Reports on Form 10-Q and other filings with the SEC.  Among such risks, uncertainties and other factors are the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, and the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee of $30 million plus expenses; the outcome of any legal proceedings that have been, or may be, instituted against us related to the Merger Agreement or any of the transactions contemplated by the Merger Agreement; the failure to satisfy the conditions to completion of the transactions contemplated by the Merger Agreement, including the failure to obtain the required approval of the our stockholders; the failure of Parent to consummate its necessary financing arrangements; risks that the Merger disrupts our current plans and operations and the potential difficulties in employee retention as a result of the proposed transactions; market and economic challenges experienced by the U.S. economy or real estate industry as a whole, including dislocations and liquidity disruptions in the credit markets; the inability of tenants to continue paying their rent obligations due to bankruptcy, insolvency or a general downturn in their business; competition for real estate assets and tenants; impairment charges; the availability of cash flow from operating activities for distributions and capital expenditures; our ability to refinance maturing debt or to obtain new financing on attractive terms; future increases in interest rates; actions or failures by our joint venture partners, including development partners; and factors that could affect our ability to qualify as a real estate investment trust. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

Executive Summary

2015 Highlights

•	Recurring FFO per share increased 2.1% over 2014.

•	Improved our Recurring EBITDA interest expense coverage ratio from 3.5 times to 4.0 times.

•	Same store net operating income ("NOI") increased 2.4% over 2014.

•	Average base rents on new leases signed for our consolidated portfolio increased 74.3% over expiring rates during the year ended December 31, 2015 and increased 7.6% on renewal leases.
In executing our 2015 goals, during the year ended December 31, 2015, we:

•
acquired one investment property in Alabama for our consolidated portfolio, one in Minnesota and three in Ohio for our PGGM joint venture, a development property in Schaumburg, Illinois for our new joint venture with North American Real Estate and a property for development through our joint venture with MAB, for an aggregate purchase price of $130,421.

•
sold six investment properties, three outlot pads and portions of two investment properties for approximately $61,633, the proceeds from which were used to partially fund the acquisition of investment properties.

•	repaid approximately $8,500 of consolidated mortgages payable, resulting in a decrease in outstanding secured debt.

Long-term Goals and Objectives

Management has implemented a strategic plan to accelerate internal growth, improve and diversify our portfolio and strengthen our balance sheet. The components of the plan are as follows:

•	Continue to improve our tenant diversification and expand our geographic concentration, with increased footprints in the Central and Southeastern U.S.

•	Continue to enhance the value of our portfolio through additional repositioning and redevelopment initiatives.

•	Redeploy capital from dispositions of non-core, limited growth assets into acquisitions of high quality retail assets.

•	Continue to reduce the cost and extend the term of our debt, which will improve our financial flexibility and liquidity by maintaining access to multiple sources of capital.
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

Total assets under management include consolidated assets, unconsolidated assets at 100% and assets that we do not have an ownership interest in, but that we manage on behalf of a third party. As of December 31, 2015, total assets under management were approximately $3,066,744 and produced total revenues of $369,979 during the year ended December 31, 2015.

Proposed Merger

On December 14, 2015, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with DRA Growth and Income Fund VIII, LLC, a Delaware limited liability company ("Parent"), DRA Growth and Income Fund VIII (A), LLC, a Delaware limited liability company (together with Parent, the "Parent Parties"), and Midwest Retail Acquisition Corp., a Maryland corporation and an indirect wholly-owned subsidiary of the Parent Parties ("Merger Sub"). The Merger Agreement provides for the merger of Merger Sub with and into our company (the "Merger"), with our company surviving as a wholly owned subsidiary of the Parent Parties (the "Surviving Entity").

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the "Effective Time"), each outstanding share of common stock will be converted into the right to receive $10.60 in cash without any interest thereon (the “Merger Consideration”).

The Merger Agreement provides that any options to purchase shares of common stock that are outstanding and unexercised at the Effective Time will be deemed fully vested and will be converted into the right to receive (a) the number of shares of common stock underlying such option, times (b) (i) the Merger Consideration, less (ii) the per share exercise price of such option. The Merger Agreement also provides that, immediately prior to the Effective Time, the vesting of each share of restricted stock will be accelerated, and each such share will be converted into the right to receive the Merger Consideration, less any amounts payable upon such acceleration to satisfy any applicable income and employment withholding taxes.

The Merger Agreement provides that Parent will cause the Surviving Entity to exercise its special optional redemption right with respect to our issued and outstanding 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 6.95% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") within 15 days after the closing of the Merger.

The Merger Agreement also includes covenants requiring us not to solicit, or enter into discussions with third parties relating to, alternative business combination transactions during the period between the execution of the Merger Agreement and the Effective Time, subject to fulfillment of the directors’ duties under applicable law, and, subject to certain exceptions, not to withdraw, qualify, modify or amend in a manner adverse to Parent the recommendation of our board of directors that our stockholders vote to approve the Merger.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, we may be required to pay to Parent a termination fee of $30,000 and reimburse Parent’s transaction expenses in an amount not exceeding $5,000. Additionally, the Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, Parent may be required to pay to us a termination fee of $100,000.

Consummation of the Merger is subject to various conditions, including, among other things, the approval by our stockholders of the Merger, and the absence of any law, order or injunction prohibiting the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement. We have filed a definitive proxy statement with the Securities and Exchange Commission which was first mailed to holders of our common stock as of February 18, 2016 soliciting their vote on a proposal to approve the Merger and the other transactions contemplated by the Merger Agreement at a special meeting to be held on March 23, 2016.

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

To support our ongoing effort to expand our footprint into new markets, in November 2013, we entered into a joint venture with MAB, an affiliate of Melbourne Australia-based MAB Corporation to develop grocery-anchored shopping centers in select markets throughout the Southeastern United States in metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. The joint venture agreement also provides that we will purchase each grocery-anchored center at a discount to fair market value after stabilization. A typical project likely will consist of a 50,000 square foot grocery store with approximately 20,000 square feet of additional retail space. Additionally, in September 2014, we entered into a joint venture with Thompson Thrift Development, Inc. to develop a single grocery anchored asset in North Carolina. This asset was substantially completed and placed in service during 2015.

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

Liquidity and Capital Resources

Our most liquid assets are cash and cash equivalents, which consist of cash and short-term investments.  Cash and cash equivalents at December 31, 2015 and 2014 were $9,523 and $18,385, respectively.  The higher cash balance at December 31, 2014, reflects proceeds from the sale of vacant land and sales activity in our joint venture with IPCC at year-end, the proceeds of which were subsequently used to pay down the balance on our unsecured line of credit facility.  See our discussion of the statements of cash flows for a description of our cash activity during the years ended December 31, 2015, 2014 and 2013.

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

Sources of cash

Income generated from our investment properties is the primary source from which we generate cash.  Other sources of cash include amounts raised from the sale of securities, including shares of our common stock sold under our dividend reinvestment plan (which was suspended in connection with our entry into the Merger Agreement) and our ATM issuance program, which expired November 5, 2015, draws on our unsecured line of credit facility, which may be limited due to covenant compliance requirements, proceeds from financings secured by our investment properties, cash flows we retain that are not distributed to our stockholders and fee income received from our unconsolidated joint venture properties.  As of December 31, 2015, we were in compliance with all financial covenants under our various debt agreements, and we had up to $110,000 available under our $275,000 line of credit facility and an additional $200,000 available under an accordion feature, subject to approval of the lending group.  If approved, the terms for the funds borrowed under the accordion feature would be market terms at the time of the borrowing and not the terms of the other borrowings under the line of credit facility.  The lending group is not obligated to approve access to funds under the accordion feature.

In the aggregate, our investment properties are currently generating sufficient cash flow to pay our operating expenses, monthly debt service requirements, certain capital expenditures and current distributions.  Monthly debt service requirements consist primarily of interest payments on our debt obligations although certain of our secured mortgages require monthly principal amortization.

As noted above, we also have funded certain of our liquidity needs through the sale of our common stock in "at the market" or "ATM" issuances. Under this ATM program, which expired on November 5, 2015, we were able to issue up to $150,000 of our shares of common stock. BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents") acted as our sales agent(s) for these issuances which were made in either privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  We refer to the arrangement with the Agents in this report on Form 10-K as our "ATM issuance program." During the year ended December 31, 2015 we issued approximately 230 shares of our common stock through our ATM issuance program, generating net proceeds of approximately $2,511, comprised of approximately $2,549 in gross proceeds, offset by approximately $38 in commissions and fees.

In October 2014, we issued 4,000 shares of Series B Preferred Stock at a public offering price of $25.00 per share, for net proceeds of approximately $96,900, after deducting the underwriting discount but before expenses. The proceeds were used to acquire additional investment properties to be owned by us or one or more of our joint ventures and for general corporate purposes, including the repayment of indebtedness.

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

Approximately $115,161 of consolidated debt, including required monthly principal amortization, matures prior to the end of 2016. Included in this total is an aggregate of approximately $90,247 of outstanding principal, secured by our Algonquin Commons property, which is subject to an $18,600 Payment Guaranty and carve-out guarantees, but generally is non-recourse to us. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation through which the plaintiff is also seeking to enforce the Payment Guaranty. We believe the Payment Guaranty has terminated, but we cannot predict the outcome of the litigation or provide assurance that the Payment Guaranty will not be performed. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility. Reference is made to the Total Debt Maturity Schedule in Note 6, “Secured and Unsecured Debt” to the accompanying consolidated financial statements for a discussion of our total debt outstanding as of December 31, 2015, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October 2012, we entered into a First Amendment (the "Amendment") to the Limited Partnership Agreement of our joint venture with PGGM. Subject to the terms and conditions of the Amendment, the partners increased the potential maximum equity contributions to allow for the acquisition of up to an additional $400,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets, using partner equity and secured debt. The Amendment increased our potential maximum equity contribution to $281,000 and PGGM’s potential maximum equity contribution to $230,000. The Amendment grants additional time to acquire assets and no contributions are required unless and until both partners approve an additional acquisition. We will fund our equity contributions with draws on our line of credit facility, proceeds from sales of investment properties, proceeds from financing unencumbered properties or the sale of preferred or common stock. As of December 31, 2015, PGGM's remaining maximum potential contribution was approximately $11,119 and ours was approximately $13,590.

In November 2013, we entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. Under the terms of the joint venture agreement, we have exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon our site approval, we will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that we are required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of December 31, 2015, the joint venture had acquired one asset and has two sites under contract, with closings anticipated in 2016.

In September 2014, we entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center that is located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. ("TTDI"). The joint venture acquired the vacant land for $850. Construction was substantially completed during the third quarter of 2015, and the completed portion was placed in service effective August 21, 2015. We have provided 90% of the equity required to fund approved project costs not funded through the construction loan, while TTDI has provided the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that we are required to purchase the power center at a discount to fair market value after stabilization and after certain other criteria are met. As a result, we have determined we are the primary beneficiary of this VIE. As of December 31, 2015, this property had not yet reached a stabilized financial occupancy rate. We anticipate acquiring this property, per the agreement, during the first half of 2016.

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a third party for a principal sum of $24,750. The property, commonly known as Clybourn Galleria and located in Chicago, Illinois was the collateral for this note. The note accrued interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015. On October 9, 2015, this note, including all accrued and unpaid interest, was repaid in full.

One of our goals is to enhance the value of our portfolio through additional repositioning and redevelopment initiatives. We believe that the stability of our portfolio, the lack of new supply of retail space in our targeted markets, and the continued demand from growing retailers has put us in excellent position to be proactive in upgrading the quality of our tenancy and increasing rents. We continue to focus on leasing vacant spaces, but we are also focusing on right-sizing certain retailers and repositioning other centers to manage tenant exposures and open up space to accommodate larger tenants. These activities may require us to take tenants off-line during construction that may have a temporary adverse effect on our results of operations during the period the tenant is not paying rent. We are proactive in moving forward with these activities, as we believe the long term benefits outweigh the temporary decline in cash flows and net operating income. We currently have several projects underway and others under consideration. During 2015, we invested approximately $44,000 in capital for tenant improvements and leasing commissions on new leases and building improvements and construction related to some of these repositioning and redevelopment efforts in our consolidated portfolio. The amount we expect to spend for these activities in 2016 is approximately $36,000. We expect to continue to fund these improvements using a portion of our cash from operations and draws on our unsecured line of credit facility.

The table below reflects our current development pipeline and recently completed development projects:

Project / Entity	Major Tenants	Anticipated or Actual Construction Completion Date	Estimated Budget Costs	Estimated IRC Equity to be Invested	Project Costs to Date	IRC Equity Invested to Date	Projected GLA upon completion (Sq.Ft.)	Development Costs psf (completed projects)
Active and Recently Completed Development Projects
Tanglewood Pavilion Elizabeth City, NC IRC/Thompson Thrift	TJ Maxx, Ross Dress for Less, Hobby Lobby, Wal-Mart(non-owned)	Completed Q4 2015	$22,126	$3,945	$20,602	$3,945	158,477	$130.00
Shoppes at Rainbow Landing Rainbow City, AL Consolidated	Publix	Completed Q4 2015	13,545	13,545	12,198	12,198	64,792	188.26
Pulaski Promenade Chicago, IL INP Retail LP (1)	Michaels, Ross Dress for Less, Marshall's, Shoe Carnival, PetSmart	Q1 2016	33,993	4,635	29,246	4,620	132,338	—
1300 Meacham Road Schaumburg, IL IRC/NARE	Motorola Credit Union, Del Frisco's, Miller's Ale House	Q3 2016	8,500	8,075	5,082	4,866	10,000- 18,000	—

Redevelopment Projects
Joliet Commons Ph I & II Joliet, IL Consolidated	Dick's Sporting Goods, DSW Shoe Warehouse	Completed Q4 2015	8,036	8,036	8,036	8,036	—	—
Dunkirk Square Maple Grove, MN Consolidated	Hobby Lobby	Completed Q4 2015	1,600	1,600	906	906	—	—
Weaverville Plaza Weaverville, NC IRC/MAB (2)	Publix, Big Lots, Hibbett Sports, Advance Auto	Q2 2017	21,640	7,344	15,499	9,007	138,965	—

Land Held for Development
Savannah Crossing Aurora, IL TMK/Inland Aurora Venture LLC	Wal-Mart (non-owned), Walgreens (non-owned)	—	—		3,097	492	—	—
North Aurora Towne Centre North Aurora, IL Consolidated	Best Buy, Target (non-owned), JC Penney (non-owned)	—	—		12,189	12,189	—	—
Shops at Lakemoor Lakemoor, IL Consolidated	None	—	—		10,234	10,234	—	—

(1)	The estimated budget is shown net of approximately $5,900 of anticipated TIF proceeds, the final amount of which will be determined upon project completion.

Acquisitions and Dispositions

The table below presents investment property acquisitions, including those acquired by our unconsolidated joint ventures, during the years ended December 31, 2015, 2014 and 2013.

Acquisition Date	Property	City	State	GLA Sq.Ft.	Approx. Ground Lease Sq.Ft. (a)	Purchase Price	Cap Rate (b)	Financial Occupancy at time of Acquisition
Consolidated Portfolio
4/17/2013	Winfield Pointe Center (c)	Winfield	IL	19,888	—	(c)	(c)	75%
4/17/2013	Eola Commons (c)	Aurora	IL	23,080	—	(c)	(c)	78%
4/24/2013	Warsaw Commons (d)	Warsaw	IN	87,826	—	$11,393	8.00%	96%
12/20/2013	Goldenrod Marketplace (e)	Orlando	FL	91,497	6,000	16,580	7.16%	86%
3/27/2014	Mokena Marketplace	Mokena	IL	49,058	4,300	13,737	7.25%	76%
10/2/2014	Prairie Crossings Shopping Center	Frankfort	IL	109,079	—	24,663	6.77%	98%
10/17/2014	Shoppes at Rainbow Landing (f)	Rainbow City	AL	—	—	3,008	(f)	(f)
3/10/2015	Westbury Square	Huntsville	AL	114,904	—	23,417	6.50%	100%

TTDI Joint Venture
9/26/2014	Tanglewood Pavilions (g)	Elizabeth City	NC	—	—	850	(g)	(g)

PGGM Joint Venture
8/20/2013	Evergreen Promenade (h)	Evergreen Park	IL	—	—	5,500	(h)	(h)
9/11/2013	Pilgrim Village (i)	Menomonee Falls	WI	31,331	40,600	8,723	6.70%	69%
9/11/2013	Capitol and 124th	Wauwatosa	WI	54,198	—	10,265	6.50%	100%
9/11/2013	Timmerman Plaza (j)	Milwaukee	WI	40,343	—	5,257	7.90%	84%
10/8/2013	Cedar Center South	University Heights	OH	136,080	2,800	24,900	7.23%	83%
12/19/2013	Fort Smith Pavilion	Fort Smith	AR	275,414	13,000	43,312	8.12%	96%
6/30/14 10/16/14	Newport Pavilion (k)	Newport	KY	205,053	131,854	66,920	6.50%	90%
8/19/2014	Princess City Plaza (l)	Mishawaka	IN	172,181	6,327	28,608	7.37%	100%
9/10/2014	Pulaski Promenade (m)	Chicago	IL	—	—	7,150	(m)	(m)
2/2/2015	Argonne Village	Lakeville	MN	109,869	—	26,304	6.61%	100%
4/2/2015	Cedar Center North	South Euclid	OH	61,420	—	15,415	7.18%	90%
5/7/2015	Creekside Commons	Mentor	OH	201,893	6,519	28,300	6.88%	99%
5/29/2015	Eastgate Crossing	Cincinnati	OH	174,740	—	21,060	6.60%	97%

IPCC Joint Venture
1/24/2013	Family Dollar	Abilene	TX	9,180	—	1,142	7.64%	100%
1/24/2013	Family Dollar	Colorado City	TX	8,320	—	1,009	8.12%	100%
2/12/2013	Mariano's	Vernon Hills	IL	71,248	—	27,883	6.84%	100%
2/12/2013	Mariano's	Palatine	IL	71,324	—	22,675	6.70%	100%
4/17/2013	Family Dollar	Cameron	TX	8,320	—	938	8.11%	100%
4/17/2013	Family Dollar	Charleston	MO	8,320	—	1,107	8.13%	100%
4/17/2013	Family Dollar	Wausaukee	WI	8,000	—	1,137	8.14%	100%
7/26/2013	Freedom Commons	Naperville	IL	42,218	40,300	24,400	6.74%	87%
9/10/2013	Dollar General	Lafayette	WI	9,026	—	944	7.85%	100%
9/10/2013	Dollar General	Gale	WI	9,026	—	945	7.85%	100%
9/11/2013	Dollar General	Mobile	AL	9,100	—	1,219	7.40%	100%
9/11/2013	Dollar General	LaGrange	GA	9,100	—	1,145	7.40%	100%
9/11/2013	Dollar General	Midland City	AL	12,382	—	1,393	7.41%	100%
9/11/2013	Dollar General	Woodville	AL	9,026	—	1,067	7.41%	100%
9/11/2013	Dollar General	Fortson	GA	9,100	—	1,173	7.41%	100%
9/11/2013	Dollar General	Warrior	AL	9,100	—	1,089	8.68%	100%
9/25/2013	Family Dollar	Marion	IL	8,000	—	1,474	7.81%	100%
10/18/2013	Mariano's	Elmhurst	IL	76,236	—	20,359	7.25%	100%
11/4/2013	7-Eleven Portfolio (n)	(n)	OH	29,813	—	29,000	6.00%	100%
1/1/2014	CVS	Port St. Joe	FL	13,225	—	4,303	6.28%	100%
1/1/2014	O'Reilly	Kokomo	IN	7,210	—	1,475	6.39%	100%
1/2/2014	Walgreens	Trenton	OH	14,820	—	4,462	6.50%	100%
2/12/2014	BJ's Wholesale Club	Framingham	MA	114,481	—	26,500	6.43%	100%
2/26/2014	Academy Sports	Olathe	KS	71,927	—	11,024	6.62%	100%
3/19/2014	Mountain View Square	Wausau	WI	86,584	7,600	11,425	6.64%	100%
10/14/2014	Family Dollar Portfolio (o)	(o)	(o)	113,788	—	21,906	6.58%	100%
10/14/2014	Family Dollar Portfolio (p)	(p)	(p)	97,076	—	17,990	6.55%	100%
6/5/2015	University Center	Jacksonville	FL	102,885	2,866	15,750	6.95%	100%

IRC-NARE Joint Venture
2/12/2015	1300 Meacham Road (q)	Schaumburg	IL	—	—	4,500	(q)	(q)

IRC-MAB Southeast Joint Venture
10/21/2015	Weaverville Plaza	Weavervile	NC	138,867	—	11,425	7.10%	92%

				3,135,556	262,166	$656,221

 ________________________________________

(a)	The purchase price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(d)	This property was subject to future earnout payments, estimated at the time of acquisition to be approximately $1,800. We paid a total of approximately $1,960 and no further payments will be required.

(e)	This property is subject to future earnout payments, estimated at the time of acquisition to be approximately $2,600, of which approximately $1,947 has already been paid.

(f)
We acquired vacant land to develop a 65,000 square foot shopping center that is 74% pre-leased. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources. This development was substantially completed in 2015 and was placed in service.

(g)
Our joint venture with Thompson Thrift Development, Inc. acquired vacant land to develop a 158,000 square foot retail building that is approximately 70% pre-leased. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources. This development was substantially completing during 2015 and was placed in service.

(h)
Our joint venture with PGGM acquired vacant land to develop a 92,512 square foot retail building through a development partnership that is 96% pre-leased to Mariano's Fresh Market and PetSmart. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources. This development was substantially completed during 2014 and was placed in service.

(i)	This property was subject to future earnout payments, estimated at the time of acquisition to be approximately $400, all of which has been paid.

(j)	This property was subject to future earnout payments of approximately $1,260. The earnout has since expired with no additional dollars being required.

(k)
Newport Pavilion Phase I consisting of 95,400 square feet of GLA and 126,938 ground lease square feet was purchased on 06/30/14 for $43,279. Newport Pavilion Phase II consisting of 109,653 square feet of GLA was purchased on 10/16/14 for $23,641 and 4,916 ground lease square feet was purchased through an earnout. This property is also subject to future earnout payments, estimated at the time of acquisition to be approximately $13,100 and subsequently increased by approximately $1,500 due to changes in assumptions. A total of approximately $13,100 has been paid.

(l)	This property was subject to future earnout payments, estimated at the time of acquisition to be approximately $530, all of which has been paid.

(m)
Our joint venture with PGGM acquired vacant land to develop a 133,000 square foot retail building through a development partnership that is 80% pre-leased to national tenants. Additional information regarding this active development project can be found in the Development Pipeline schedule under Liquidity and Capital Resources. This development was partially completed during 2015 and a portion of the property was placed in service.

(n)
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

(q)	Our joint venture with North American Real Estate acquired land to develop three pad sites which will be ground lease or build-to-suit opportunities.

The table below presents investment property dispositions, including properties disposed of by our unconsolidated joint ventures, during the years ended December 31, 2015, 2014 and 2013.

Disposition Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

Consolidated Portfolio
2/20/2013	Quarry Outlot	Hodgkins	IL	9,650	—	$3,300	$1,999	$—
3/5/2013	Oak Lawn Town Center	Oak Lawn	IL	12,506	—	3,264	681	—
5/14/2013	Winnetka Commons	New Hope	MN	42,415	—	3,800	556	—
5/31/2013	Cub Foods	Buffalo Grove	IL	56,192	—	4,100	—	369
7/3/2013	Berwyn Plaza	Berwyn	IL	15,726	—	1,700	(101)	—
7/25/2013	Eola Commons	Aurora	IL	23,080	—	4,382	(537)	—
8/15/2013	Orland Greens	Orland Park	IL	45,031	—	4,700	1,162	—
10/1/2013	Regal Showplace (partial)	Crystal Lake	IL	7,000	—	1,950	334	—
10/30/2013	Naper West	Naperville	IL	214,109	—	21,150	4,031	—
12/4/2013	Park Square (partial)	Brooklyn Park	MN	124,344	—	9,500	—	2,612
12/20/2013	Lansing Square (partial)	Lansing	IL	140,627	—	6,400	469	—
12/23/2013	Rite-Aid	Chattanooga	TN	10,908	—	2,500	602	—
1/24/2014	Dominick's	Countryside	IL	62,344	—	3,000	1,167	—
2/4/2014	Golf Road Plaza	Niles	IL	25,992	—	3,300	742	—
3/11/2014	River Square	Naperville	IL	58,260	—	16,750	10,941	—
4/18/2014	Disney	Celebration	FL	166,131	—	25,700	7,030	—

Disposition Date	Property	City	State	GLA Sq. Ft.	Approx. Ground Lease Sq.Ft. (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment
5/16/2014	Lake Park	Michigan City	IN	114,867	—	3,900	—	222
6/16/2014	Winfield Pointe Center	Winfield	IL	19,888	—	2,500	(346)	—
6/26/2014	Gateway Square	Hinsdale	IL	39,710	—	10,000	3,295	—
10/29/2014	Park Square (partial)	Brooklyn Park	MN	6,700	—	1,950	1,127	—
2/26/2015	Mokena Marketplace (partial)	Mokena	IL	—	4,305	5,325	1,434	—
5/14/2015	Park Square Outlot	Brooklyn Park	MN	5,620	—	1,600	912	—
6/5/2015	Eastgate Center	Lombard	IL	129,101	—	4,100	—	2,397
6/30/2015	Mokena Marketplace (partial)	Mokena	IL	—	—	775	329	—
7/7/2015	Regal Showplace (partial)	Crystal Lake	IL	73,000	—	16,953	114	—
7/29/2015	Wauconda Crossing (partial)	Wauconda	IL	76,262	—	4,300	—	2,543
9/3/2015	Park St. Clair (partial)	Schaumburg	IL	71,400	—	13,000	6,336	—
10/9/2015	University Center	St. Paul	MN	43,645	—	4,715	75	726
10/20/2015	Wauconda Shopping Center	Wauconda	IL	34,286	—	4,160	1,425	—
10/20/2015	Wauconda Crossings	Wauconda	IL	13,905	—	3,840	44	—
12/21/2015	Mundelein Plaza	Mundelein	IL	16,803	—	2,350	1,033	—

IPCC Joint Venture (b)
2/29/2013	Walgreen's Portfolio (c)	(c)	(c)	66,359	—	21,807	—	—
4/8/2013	CVS/Walgreens Portfolio (d)	(d)	(d)	55,465	—	26,466	—	—
4/30/2013	Mt. Pleasant Shopping Center	Mt. Pleasant	WI	83,334	—	24,061	—	—
7/23/2013	Pick N Save	Sheboygan	WI	62,138	—	13,302	—	—
8/23/2013	Dick's Sporting Goods	Cranberry Township	PA	81,780	—	20,951	—	—
8/28/2013	BJ's Wholesale Club	Gainesville	VA	76,267	—	17,466	—	—
10/28/2013	Mariano's Portfolio (e)	(e)	IL	142,572	—	54,100	—	—
10/30/2013	Discount Retail Portfolio (f)	(f)	(f)	88,130	—	12,208	—	—
11/27/2013	Freedom Commons	Naperville	IL	42,218	—	26,463	—	—
12/1/2013	Family Dollar	Marion	IL	8,000	—	1,474	—	—
12/19/2013	Mariano's	Elmhurst	IL	76,236	—	21,863	—	—
1/14/2014	Discount Retail II Portfolio (g)	(g)	(g)	100,500	—	13,882	—	—
3/3/2014	7-Eleven Portfolio (h)	(h)	OH	29,813	—	31,625	—	—
12/31/2014	National Net Lease VI Portfolio (i)	(i)	(i)	221,663	—	50,887	—	—
4/23/2015	Family Discount Portfolio III (j)	(j)	(j)	113,788	—	23,676	—	—
6/9/2015	Mountain View Square	Wausau	WI	86,584	—	13,360	—	—
7/30/2015	Family Discount Portfolio II (k)	(k)	(k)	97,076	—	19,557	—	—

				3,091,425	4,305	$588,112	$44,854	$8,869
_____________________________________

(a)	The sales price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

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

(g)
This portfolio consists of three Family Dollar stores and eight Dollar General stores, located in Cameron, Texas; Charleston, Missouri; Wausaukee, Wisconsin; Lafayette, Wisconsin; Gale, Wisconsin; Mobile, Alabama; LaGrange, Georgia; Midland City, Alabama; Woodville, Alabama; Fortson, Georgia and Warrior, Alabama.

(h)
This portfolio includes twelve 7-Eleven stores, located in Akron, Brunswick, Chagrin Falls, Cleveland, Mentor, Painesville, Stow, Streetsboro, Strongsville, Twinsburg, Willoughby and Willoughby Hills OH.

(i)
This portfolio includes a CVS, located in Port St. Joe, Florida; an O'Reilly Auto Parts, located in Kokomo, Indiana; a Walgreens, located in Trenton, Ohio; a BJ's Wholesale Club, located in Framingham, Massachusetts, and an Academy Sports, located in Olathe, Kansas.

(j)
This portfolio includes fourteen Family Dollar stores, located in Rice, Texas; Fort Worth, Texas; Bremond, Texas; Sardis, Georgia; McDonough, Georgia; Leesburg, Georgia; Mableton, Georgia; Mercer, Georgia; Clarkston, Georgia; Columbus, Georgia; Rocky Creek, Georgia; Huber Heights, Ohio; Pacolet, South Carolina; and Chaffee, Missouri.

(k)
This portfolio consists of twelve Family Dollar stores, located in Fruitland Park, Florida; Bell, Florida; Ocala, Florida; Citrus Springs, Florida; Phenix City, Alabama; Ponchatoula, Louisiana; Oklahoma City, Oklahoma; Turley, Oklahoma; Salisbury, North Carolina; King George, Virginia; Farmington, New York and Independence, Kentucky.

The table below presents development property dispositions during the years ended December 31, 2015, 2014 and 2013.

Disposition Date	Property	City	State	GLA Sq. Ft.	Acres	Sale Price	Gain on Sale (a)	Provision for Asset Impairment (a)

04/05/13	Savannah Crossings	Aurora	IL	7,380	1.56	$2,000	$9	$186
09/12/13	North Aurora Towne Center III	North Aurora	IL	—	66	4,000	863	—
12/31/14	North Aurora Towne Center I & II	North Aurora	IL	—	1.76	1,500	951	—
01/16/15	Tanglewood Pavilion (partial)	Elizabeth City	NC	—	1.10	515	72	—

				7,380	70.42	$8,015	$1,895	$186
 ________________________________________

(a)	Amounts shown are our pro-rata share.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of the year ended December 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year		1-3 years	3-5 years	More than 5 years
Long-Term Debt (a)	$392,987	115,161		92,117	112,326	73,383
Line of Credit Facility	165,000	—		165,000	—	—
Term Loans	250,000	—		250,000	—	—
Office Lease (b)	10,222	—	(b)	2,786	1,860	5,576
Interest Expense (c) (d)	92,521	22,888	(d)	53,266	14,698	1,669
Tanglewood Pavilion (e)	25,350	25,350		—	—	—
Weaverville Plaza (e)	23,492	—		23,492	—	—
1300 Meacham Road (e)	9,931	—		9,931	—	—
 _____________________________________

(a)	Long-term debt includes the face value of our consolidated mortgages payable, excluding remaining unamortized mortgage premiums and discounts.

(b)	The new office lease includes a free rent period for the first year of the lease.

(c)
Interest expense includes interest on the face value of all consolidated debt, including mortgages payable, line of credit and term loans. Interest expense on the line of credit facility was calculated using the outstanding balance and the 1.82 percent interest rate in effect at December 31, 2015. Interest expense on the term loans was calculated using the outstanding balance and respective interest rates in effect at December 31, 2015.

(d)
Interest expense related to our Algonquin Commons property, the loans for which have matured and are subject to foreclosure litigation, is not included above. However, interest expense for the property is being accrued, at approximately $400 per month.

(e)
The joint venture agreement governing this property requires us to purchase the center at a discount to fair market value after stabilization and after certain criteria are met. The amount in the table is what we currently expect to fund and was estimated using leases already signed for the project and expectations for additional leases to be signed prior to acquisition.

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

We then allocate the remaining difference to the value of acquired in-place leases and customer relationships based on management’s evaluation of specific leases and our overall relationship with the respective tenants.  The evaluation of acquired in-place leases consists of a variety of components including the costs avoided associated with originating the acquired in-place lease, including but not limited to, leasing commissions, tenant improvement costs and legal costs.  We also consider the value associated with lost revenue related to tenant reimbursable operating costs and rental income estimated to be incurred during the assumed re-leasing period.  The value of the acquired in-place lease is amortized over the life of the related lease for each property as a component of amortization expense. We also consider whether any customer relationship value exists related to the property acquisition.  As of December 31, 2015, we had not allocated any amounts to customer relationships.

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

Statements of Cash Flows

The following table summarizes our consolidated statements of cash flows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net cash provided by operating activities	$97,352	82,465	69,006
Net cash used in investing activities	$(33,301)	(108,637)	(115,681)
Net cash provided by (used in) financing activities	$(72,913)	33,299	39,428

2015 Compared to 2014

Net cash provided by operating activities was $97,352 for the year ended December 31, 2015, as compared to $82,465 for the year ended December 31, 2014.  The increase in cash provided by operating activities is due to an improvement in property operations. See our discussion below under Results of Operations for a further explanation related to property operations.

Net cash used in investing activities was $33,301 for the year ended December 31, 2015, as compared to $108,637 for the year ended December 31, 2014.  The primary reason for the decrease in cash used in investing activities was the repayment of mortgages receivable of $24,750 during the year ended December 31, 2015, as compared to the funding of mortgages receivable of $24,750 during the year ended December 31, 2014. Additionally, the decrease is due to the use of $53,074 to purchase investment properties and $69,896 in additions to investment properties during the year ended December 31, 2015, as compared to the use of $112,658 to purchase investment properties and $30,449 in additions to investment properties during the year ended December 31, 2014. Additionally, we invested $27,576 in our unconsolidated joint ventures and received $32,184 in distributions from unconsolidated joint ventures during the year ended December 31, 2015, as compared to investing $56,809 in our unconsolidated joint ventures and receiving $15,189 in distributions from unconsolidated joint ventures during the year ended December 31, 2014. Partially offsetting this decrease in cash used in investing activities, we received $10,303 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2015, as compared to $46,094 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2014.

Net cash used in financing activities was $72,913 for the year ended December 31, 2015, as compared to net cash provided by financing activities of $33,299 during the year ended December 31, 2014. The primary reason for the decrease in cash from financing activities was $25,000 in net repayments on our unsecured line of credit facility and $4,430 in proceeds from the issuance of shares, net of offering costs, during the year ended December 31, 2015, as compared to $95,000 in net proceeds from our unsecured line of credit facility, $100,865 in proceeds from the issuance of common stock under our ATM and Series B Preferred Stock, and $20,000 in proceeds from our term loan during the year ended December 31, 2014. Partially offsetting this decrease in cash from financing activities was the repayment of mortgage debt in the amount of $10,620 during the year ended December 31, 2015, as compared to the repayment of mortgage debt in the amount of $110,155 and the repayment on convertible notes of $32,497 during the year ended December 31, 2014.

2014 Compared to 2013

Net cash provided by operating activities was $82,465 for the year ended December 31, 2014, as compared to $69,006 for the year ended December 31, 2013.  The increase in cash provided by operating activities is due to an improvement in property operations, which is primarily due to the consolidation of the properties that were formerly owned by our joint venture with New York State Teachers' Retirement System ("NYSTRS"). See our discussion below under Results of Operations for a further explanation related to property operations.

Net cash used in investing activities was $108,637 for the year ended December 31, 2014, as compared to $115,681 for the year ended December 31, 2013.  The primary reason for the decrease in cash used in investing activities was the use of $112,658 to purchase investment properties and $30,449 in additions to investment properties during the year ended December 31, 2014, as compared to the use of $191,550 to purchase investment properties and $20,513 in additions to investment properties during the year ended December 31, 2013.  We received $60,309 in proceeds from the sale of investment properties and $46,094 in proceeds from the sale of property ownership interests in connection with our joint venture with IPCC during the year ended December 31, 2014, as compared to the receipt of $47,565 from the sale of investment properties, $71,599 from the sale of property ownership interests and $7,841 from the sale of investment securities during the year ended December 31, 2013. Partially offsetting this decrease in cash used in investing activities, we invested $56,809 in our unconsolidated joint ventures and funded $24,750 of mortgages receivable during the year ended December 31, 2014, as compared to investing $36,439 in our unconsolidated joint ventures and funding $1,287 of mortgages receivable during the year ended December 31, 2013.

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

Results of Operations

This section describes and compares our results of operations for the years ended December 31, 2015, 2014 and 2013.  At December 31, 2015, we had ownership interests in 11 single-user retail properties, 46 Neighborhood Centers, 35 Community Centers, 40 Power Centers and 1 Lifestyle Center.  We generate almost all of our net operating income from property operations.

One metric that management uses to evaluate our overall portfolio is same store net operating income. Same store net operating income, which is the net operating income of properties owned during the same periods during each year ("same store" properties), is considered a non-GAAP financial measure because it does not include straight-line rental income, amortization of lease intangibles, lease termination income, interest, depreciation, amortization and bad debt expense. We provide same store net operating income as another metric to compare the results of property operations for the years ended December 31, 2015, 2014 and 2013. We also provide a reconciliation of these amounts to the most comparable U.S. GAAP measure, net income attributable to common stockholders.

Same store net operating income is a non-GAAP measure that allows management to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.  We believe that net operating income is also meaningful as an indicator of the effectiveness of our management of properties because net operating income excludes certain items that are not a product of management, such as depreciation and interest expense. A total of 72 of our investment properties were “same store” properties during the periods presented.  These properties comprise approximately 6.6 million square feet.  The “same store” investment properties represent 64% of the square footage of our consolidated portfolio at December 31, 2015.

In the table below, “other investment properties” includes activity from properties acquired during the years ended December 31, 2015, 2014 and 2013 (including the consolidation of assets formerly in the NYSTRS joint venture), properties disposed of during the years ended December 31, 2015 and 2014, Algonquin Commons, for which a receiver and its affiliated management company are now managing and operating, properties undergoing significant redevelopment and activity from properties owned through our joint venture with IPCC while these properties were consolidated.   Operations from properties acquired through this joint venture are recorded as consolidated until those properties become unconsolidated with the first sale of ownership interests to investors.  Once the operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.

The following table presents the net operating income, broken out between “same store” and “other investment properties, for the years ended December 31, 2015, 2014 and 2013.

	Twelve months ended December 31,
	2015	2014	2013
Rental income and tenant recoveries:
"Same store" investment properties, 72 properties
Rental income	$82,097	81,953	80,284
Tenant recovery income	33,126	32,305	30,375
Other property income	1,294	1,160	1,161
"Other investment properties”
Rental income	52,358	55,440	42,787
Tenant recovery income	24,323	25,587	18,213
Other property income	541	812	513
Total property income	$193,739	197,257	173,333

Property operating expenses:
"Same store" investment properties, 72 properties
Property operating expenses	$16,769	17,531	15,972
Real estate tax expense	21,541	21,549	21,443
"Other investment properties"
Property operating expenses	11,364	12,933	8,140
Real estate tax expense	17,425	17,565	13,563
Total property operating expenses	$67,099	69,578	59,118

Property net operating income
"Same store" investment properties	$78,207	76,338	74,405
"Other investment properties"	48,433	51,341	39,810
Total property net operating income	$126,640	127,679	114,215

Other income:
Straight-line rents	$726	1,442	1,368
Amortization of lease intangibles	112	(208)	(165)
Lease termination income	3,151	145	1,957
Other property income	396	—	—
Other income	4,636	1,289	1,773
Fee income from unconsolidated joint ventures	5,776	6,126	6,881
Gain from settlement of receivables	—	—	3,095
Gain on sale of investment properties, net	11,960	24,906	1,440
Gain from change in control of investment properties	—	—	95,378
Gain on sale of joint venture interest	384	1,177	1,433

Equity in earnings of unconsolidated joint ventures	10,800	8,762	7,893

Other expenses:
Income tax benefit (expense) of taxable REIT subsidiaries	(1,794)	(1,455)	2,721
Bad debt expense	(1,217)	(1,869)	(2,157)
Depreciation and amortization	(67,595)	(71,554)	(67,770)
General and administrative expenses	(28,591)	(23,225)	(20,437)
Interest expense	(29,282)	(34,591)	(34,621)
Provision for asset impairment	(10,558)	(222)	(13,235)
Income from continuing operations	25,544	38,402	99,769
Income from discontinued operations	—	707	11,910
Net income	25,544	39,109	111,679
Less: Net (income) loss attributable to the noncontrolling interest	(13)	66	5
Net income attributable to Inland Real Estate Corporation	25,531	39,175	111,684
Dividends on preferred shares	(15,888)	(10,366)	(8,949)
Net income attributable to common stockholders	$9,643	28,809	102,735

On a “same store” basis (comparing the results of operations of the investment properties owned during the year ended December 31, 2015, with the results of the same investment properties owned during the year ended December 31, 2014), property net operating income increased $1,869, with total property income increasing by $1,099 and total property operating expenses decreasing $770.

In comparing the results of operations from the “same store” properties during the years ended December 31, 2014 and 2013, property net operating income increased $1,933 with total property income increasing $3,598 and total property operating expenses increasing $1,665.

Net income attributable to common stockholders decreased $19,166 when comparing the year ended December 31, 2015 to the year ended December 31, 2014 and decreased $73,926 when comparing the year ended December 31, 2014 to the year ended December 31, 2013. The reasons for these increases and decreases are discussed further below.

Rental income
Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $144 on a "same store" basis, for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods. Including "other investment properties," total rental income decreased $2,938 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This decrease is due to loss of rental income upon disposition of investment properties and from taking tenants off-line during our redevelopment initiatives. Additionally, rental income from properties owned through our IPCC joint venture, while consolidated was lower during the year ended December 31, 2015, as compared to the year ended December 31, 2014. Partially offsetting this decrease is rental income from new acquisitions.

Rental income (excluding straight-line rental income and the amortization of lease intangibles) increased $1,669 on a “same store” basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to increases in occupancy, increased rental rates on renewed leases, new leases signed during the respective periods and the end of any associated rent abatement periods.  Including "other investment properties," total rental income increased $14,322 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflecting an increase in rental income from our “other investment properties” during the year.  This increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS and is partially offset by the loss of rental income upon disposition of investment properties.

Tenant recovery income
Tenant recovery income increased $821 on a "same store" basis, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The primary reason for the increase was that the rate at which we recover expenses has increased in connection with new leases signed during the respective period and the end of any associated abatement periods. Partially offsetting this increase is a decrease in the expenses recoverable under the tenant leases. Including "other investment properties," total tenant recovery income decreased $443 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The primary reason for this decrease in tenant recovery income is a corresponding decrease in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases, partially offset by an increase in the recovery rates.

Tenant recovery income increased $1,930 on a "same store" basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Including "other investment properties," total tenant recovery income increased $9,304 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The primary reason for the increase in tenant recovery income is a corresponding increase in the amount of property operating and real estate tax expenses, both of which are recoverable under tenant leases. Additionally, the rate at which we recover expenses increased in connection with new leases signed during the respective periods and the end of any associated abatement periods.

Property operating expenses
Property operating expenses decreased $762 on a "same store" basis, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. Including "other investment properties," property operating expenses decreased $2,331, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. These decreases are primarily due to the lower snow removal costs during the year ended December 31, 2015, as compared to the year ended December 31, 2014. These decreases are partially offset by increased routine repair and maintenance costs, including landscaping costs.

Property operating expenses increased $1,559 on a "same store" basis and $6,352 including "other investment properties," for the year ended December 31, 2014, as compared to the year ended December 31, 2013. This increase is primarily due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS, an increase in snow removal costs year over year and an increase in routine repair and maintenance costs.

Real estate tax expense
Real estate tax expense decreased $8 on a "same store" basis, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. Including "other investment properties," real estate tax expense decreased $148, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease in real estate tax expense is a result of changes in the assessed values of our investment properties or the tax rates charged by the various taxing authorities.

Real estate tax expense increased $106 on a "same store" basis, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. Including "other investment properties," real estate tax expense increased $4,108, for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The change in real estate tax expense is due to the same reason as described above. Additionally, the increase is due to the consolidation during the year ended December 31, 2013 of the properties formerly held in our joint venture with NYSTRS.

Lease termination income
Lease termination income was $3,151 for the year ended December 31, 2015, as compared to $145 and $1,957 for the years ended December 31, 2014 and 2013, respectively. The primary reason for the fluctuation in lease termination income was the receipt of approximately $2,620 during the year ended December 31, 2015 from two tenants at two different properties upon termination of their leases before expiration. These leases were terminated because we had executed leases with what we believe are better credit replacement tenants and implemented a plan to undergo significant redevelopment of these investment properties. During the year ended December 31, 2013, we received $1,950 from a tenant to terminate its lease at Shops at Orchard Place. We executed a new lease shortly thereafter with a replacement tenant.

Other income
Other income increased $3,347 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The primary reason for the increase was the receipt of the $3,000 loan fee related to the mortgage receivable that was outstanding during part of the year ended December 31, 2015.

Other income decreased $484 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to decreased gains on sale of securities, due to the sale of all securities during the year ended December 31, 2013.

Fee income from unconsolidated joint ventures
Fee income from unconsolidated joint ventures decreased $350 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease is due to decreased acquisition fees earned on sales of interest through our joint venture with IPCC. Acquisition fees earned may vary based on the number of properties sold, the original acquisition price of the properties and the timing of the sales in each period. The decrease was partially offset by increased asset management and property management fees from our unconsolidated joint ventures due to increased revenues as a result of an increased number of properties under management.

Fee income from unconsolidated joint ventures decreased $755 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease in fee income is due to the same reasons as described above.

Gain from settlement of receivables
There were no gains from settlement of receivables during the years ended December 31, 2015 or 2014.

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

Gain on sale of investment properties, net
Gain on sale of investment properties, net decreased $12,946 for the year ended December 31, 2015, as compared to the year ended December 31, 2014 due to lower gains recorded in conjunction with disposition activity.

Gain on sale of investment properties, net increased $23,466 for the year ended December 31, 2014, as compared to the year ended December 31, 2013 due to the early adoption of the new discontinued operations standard as of January 1, 2014. Gains on sale of investment properties were included in discontinued operations prior to the adoption of this new standard. Accordingly, comparison to prior periods is not meaningful.

Gain from change in control of investment properties
During the year ended December 31, 2013, we recorded a gain on the change in control of investment properties in the amount of $95,378. No such gains were recorded during the years ended December 31, 2015 and 2014.

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

Gain on sale of joint venture interest
Gain on sale of joint venture interest decreased $793 for the year ended December 31, 2015, as compared to the year ended December 31, 2014.  This is due to decreased gains on sale in connection with sales of interests in properties through our joint venture with IPCC. Gains recorded may vary based on the number of properties sold, the timing of the sales in each period and the hold period of each asset.

Gain on sale of joint venture interest decreased $256 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.  The decrease is due to the same reason as described above.

Equity in earnings of unconsolidated joint ventures
Equity in earnings of unconsolidated joint ventures increased $2,038 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. During the year ended December 31, 2015, we were granted possession of two vacant buildings which had been previously occupied by tenants under ground leases. Upon expiration of the ground leases, ownership of the buildings was transferred to us, according to the ground lease provisions, resulting in income to the joint venture of approximately $2,347. Our pro rata share of this amount, equal to $1,291, is included in equity in earnings of unconsolidated joint ventures. Additionally, the increase is due to increased net income on the unconsolidated pool of properties, primarily from acquisitions through our joint venture with PGGM.

Equity in earnings of unconsolidated joint ventures increased $869 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The primary reason for the increase was increased net income from properties owned through our joint venture with PGGM. Additionally, during the year ended December 31, 2013, we incurred losses from the properties in our joint venture with PineTree, prior to the dissolution of the joint venture and recorded $692, equal to our pro rata share of impairment loss through our joint venture with TMK., No such losses were incurred during the year ended December 31, 2014. Partially offsetting this increase is the elimination of income from our joint venture with NYSTRS, upon consolidation of the properties.

Income tax benefit (expense) of taxable REIT subsidiaries
Income tax expense of taxable REIT subsidiaries was $1,794 for the year ended December 31, 2015, as compared to $1,455 for the year ended December 31, 2014. The increase is due to income tax expense incurred through activities of our taxable REIT subsidiaries, including gains on sale of property owned by the taxable REIT subsidiaries and property management fees earned through our joint venture with PGGM during the current year.

Income tax expense of taxable REIT subsidiaries was $1,455 for the year ended December 31, 2014, as compared to an income tax benefit of $2,721 for the year ended December 31, 2013. The difference was due primarily to the reversal of the deferred tax asset for asset impairments resulting from the sale of property and the change in ownership control during the year ended December 31, 2013. For tax purposes, the asset impairments were previously disallowed until the time of sale, and as a result, the impairment related to the property was included in the taxable income calculations for 2013.

Depreciation and amortization
Depreciation and amortization decreased $3,959 for the year ended December 31, 2015, as compared to the year ended December 31, 2014, due to the write-off of assets upon early termination of certain leases in prior periods and upon being fully amortized. Additionally, this decrease is due to the disposition of investment properties. Both of these items are partially offset by increased depreciation and amortization on new acquisitions.

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

General and administrative expenses
General and administrative expenses increased $5,366 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase is due primarily to costs incurred of approximately $3,941 during the year ended December 31, 2015 related to the Merger. Additionally, the increase is due to an increase in payroll and related items as a result of hiring additional staff for our increasing assets under management.

General and administrative expenses increased $2,788 for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The increase is due primarily to an increase in payroll and related items as well as office rent and overhead, as a result of hiring additional staff for our increasing portfolio of assets under management.

Interest expense
Interest expense decreased $5,309 for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The decrease is primarily due to a decrease in mortgage interest and related loan fee amortization due to the repayment of certain loans. Additionally, the decrease is related to the elimination of interest expense and the amortization of the discount upon repayment of our convertible notes during fourth quarter of 2014.

Interest expense decreased $30 for the year ended December 31, 2014, as compared to the year ended December 31, 2013.

Provision for asset impairment
Provision for asset impairment during the years ended December 31, 2015, 2014 and 2013 was $10,558, $222 and $13,235. The asset impairments were required because we negotiated sales prices on certain investment properties that were below their respective carrying values. The impairment adjustments by property recorded during the periods are reflected in the table below.

	Year ended December 31,
Property Impaired:	2015	2014	2013

Apache Shoppes	$400	—	—
Eastgate Center	2,396	—	—
Lake Park	—	222	2,767
Mosaic Crossing	2,092	—	—
Shops at Cooper's Grove	1,625	—	—
Shops at Lakemoor	775	—	—
University Center	726	—	—
Wauconda Crossings	2,544	—	—
Provision for asset impairment	$10,558	222	2,767

Additionally, during the year ended December 31, 2013, in a transaction to dissolve our joint venture with Pine Tree, we took control of Southshore Shopping Center and Pine Tree took control of Lantern Commons Shopping Center. This transaction resulted in a provision for asset impairment in the amount of $10,468. No gain or loss was recorded upon consolidation of the assets and liabilities of Southshore Shopping Center.

Income from discontinued operations
Income from discontinued operations decreased $11,203 for the year ended December 31, 2014, as compared to the year ended December 31, 2013, due to the early adoption of the new discontinued operations standard as of January 1, 2014. Operations from and gains on sale of properties sold subsequent to January 1, 2014 that do not represent a strategic shift that has or will have a major effect on operations and financial results are no longer reflected as discontinued operations causing a decrease in what is reported in discontinued operations during the year ended December 31, 2014. Due to the adoption of this standard, we did not have any income from discontinued operations during the year ended December 31, 2015.

Transactions with Related Parties
We have paid affiliates of The Inland Real Estate Group, Inc. ("TIGI") for real estate-related brokerage services and various administrative services. These TIGI affiliates provided these services at cost, with the exception of the broker commissions, which were charged as a percentage of the gross transaction amount. TIGI, through its affiliates, beneficially owns approximately 12.6% of our outstanding common stock as of December 31, 2015. Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI. During the years ended December 31, 2015, 2014 and 2013, we paid to TIGI and/or its affiliates $2,496, $2,183, and $1,974, respectively, for these various services.  Reference is made to Note 16, “Transactions with Related Parties” to the accompanying consolidated financial statements for detail of the total amounts paid during the previous three years.

Effective July 1, 2014, we terminated our contracts with TIGI and its affiliates for insurance consultation and placement, mortgage/loan servicing and property tax reduction services. We hired internal staff to handle loan servicing and property tax reduction services and engaged a third party broker to handle our insurance consultation and placement services. Additionally, we no longer incur investment advisor fees because we divested our securities portfolio as of December 31, 2013.

Our previous office lease, from TIGI affiliates, expired in 2015. We executed an 11-year office lease with a third party and relocated our corporate office early in the first quarter of 2016.

During the year ended December 31, 2015, we completed the process of transitioning our computer services from a TIGI affiliate to a third-party managed service provider. As of December 31, 2015, we do not expect to incur additional fees for these services from TIGI affiliates. Costs for these services were higher during the year ended December 31, 2015, as compared to the years ended December 31, 2014 and 2013 due to the work needed to complete the transition.

Portfolio Activity

During the year ended December 31, 2015, our leasing activity remained strong and our leasing spreads were positive on both new and renewal leases in our consolidated portfolio.  During the year ended December 31, 2015, we executed 33 new, 161 renewal and 25 non-comparable leases (expansion square footage or spaces for which no former tenant was in place for one year or more), aggregating 1,456,554 square feet of our consolidated portfolio.   The 33 new leases comprise 261,100 square feet with an average rental rate of $14.90 per square foot, a 74.3% increase over the average expiring rate.  The 161 renewal leases comprise 1,008,173 square feet with an average rental rate of $13.95 per square foot, a 7.6% increase over the average expiring rate.  The 25 non-comparable leases comprise 187,281 square feet with an average base rent of $11.92 per square foot.  The calculations of former and new average base rents are adjusted for rent abatements. For new leases signed during the year ended December 31, 2015, the average leasing commission paid was approximately $6 per square foot and the average tenant improvement cost was approximately $25 per square foot.

The following table shows the results of our leasing activity during the year ended December 31, 2015 on the financially vacant gross leasable area in our consolidated portfolio.

Vacant GLA at January 1, 2015	604,408
New vacant space during the period	315,670
New vacant space resulting from acquisitions	10,870
Vacancies filled during the period	(122,075)
Vacant space sold	(23,394)

Vacant GLA at December 31, 2015	785,479

During 2016, 136 leases, comprising 390,375 square feet and accounting for approximately 5.1% of our annualized base rent, will be expiring in our consolidated portfolio.  We do not believe that any of the expiring leases are individually material to our financial results.  The weighted average expiring rate on these leases is $17.26 per square foot.  We will continue to attempt to renew expiring leases and re-lease those spaces that are vacant, or may become vacant, at more favorable rental rates to increase revenue and cash flow.

Occupancy as of December 31, 2015, September 30, 2015 and December 31, 2014 for our consolidated, unconsolidated and total portfolios is summarized in the following table:

	As of December 31, 2015	As of September 30, 2015	As of December 31, 2014
Consolidated Occupancy (a)
Leased Occupancy (b)	94.5%	94.5%	94.8%
Financial Occupancy (c)	92.0%	91.9%	93.3%
Same Store Leased Occupancy (b)	94.6%	94.6%	95.0%
Same Store Financial Occupancy (c)	92.7%	92.4%	93.3%

Unconsolidated Occupancy (a) (d)
Leased Occupancy (b)	96.7%	97.0%	96.7%
Financial Occupancy (c)	95.5%	95.5%	93.5%
Same Store Leased Occupancy (b)	95.9%	96.4%	96.4%
Same Store Financial Occupancy (c)	94.8%	94.9%	94.8%

Total Occupancy (a)
Leased Occupancy (b)	95.2%	95.3%	95.4%
Financial Occupancy (c)	93.2%	93.1%	93.4%
Same Store Leased Occupancy (b)	95.0%	95.2%	95.5%
Same Store Financial Occupancy (c)	93.3%	93.1%	93.8%
Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	95.1%	95.3%	95.3%
Financial Occupancy excluding properties held through the joint venture with IPCC (c) (e)	93.1%	93.0%	93.2%
Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	97.7%	97.7%	98.1%
Non-Anchor Leased Occupancy excluding properties held through the joint venture with IPCC (b) (e)	89.2%	89.7%	89.0%
_____________________________________

(a)	All occupancy calculations exclude seasonal tenants.

(b)	Leased Occupancy is defined as the percentage of gross leasable area for which there is a signed lease regardless of whether the tenant is currently obligated to pay rent under their lease agreement.

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

Significant Tenants (a) (b)

The following table presents the significant retail tenants in our consolidated portfolio, based on percentage of annual base rent, along with their respective percentage of total square footage, annual base rent, and approximate receivable balance as of December 31, 2015:

Tenant Name	Annual Base Rent	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2015
AB Acquisitions LLC (Jewel Osco-6, Dominick's-2)	$5,578	4.2%	5.1%	$6
Kroger (Food 4 Less-3, Pick 'N Save-3)	5,491	4.2%	4.2%	218
TJX Companies, Inc. (TJ Maxx-7, Marshall's-9)	4,619	3.5%	4.8%	108
Carmax	4,021	3.1%	1.8%	336
PetSmart	3,223	2.4%	2.2%	192
Ross Dress For Less	3,044	2.3%	2.9%	178
Dick's Sporting Goods (Dick's Sporting Goods-4, Golf Galaxy-1)	2,781	2.1%	2.7%	48
Bed Bath and Beyond (Bed, Bath & Beyond-6, Buy Buy Baby-2, World Market-1)	2,631	2.0%	2.8%	(8)
Ascena Retail Group (Justice-2, Dress Barn-8, Maurice's-7, Lane Bryant-5, Catherine's-2)	2,260	1.7%	1.4%	46
Best Buy	2,068	1.6%	1.7%	(10)
Hobby Lobby	2,034	1.5%	1.5%	2
Supervalu, Inc. (Cub Foods-3)	2,002	1.5%	1.9%	(6)
Retail Ventures, Inc. (DSW Warehouse-5)	1,986	1.5%	1.1%	205
Michaels	1,830	1.4%	1.5%	—
The Sports Authority	1,687	1.3%	1.2%	(3)
The Gap (Old Navy-7, The Gap-1, The Gap Factory-1)	1,598	1.2%	1.3%	(105)
Ulta	1,456	1.1%	0.7%	1
Party City	1,405	1.1%	1.1%	(44)

Tenant Name	Annual Base Rent	Percentage of Annual Base Rent	Percentage of Total Square Footage	Receivable Balance at December 31, 2015
Dollar Tree (Dollar Tree-15)	1,401	1.1%	1.4%	8
Staples	1,340	1.0%	1.0%	22
Office Depot (Office Depot-3, OfficeMax-3)	1,314	1.0%	0.9%	219

Total	$53,769	40.8%	43.2%	$1,413
_____________________________________

(a)	Significant tenants are tenants that represent 1% or more of our annualized base rent.

(b)	Includes ground leases in number of stores and annual base rent, ground lease square footage is excluded from GLA as we do not own that square footage.

Joint Ventures and Off Balance Sheet Arrangements

Reference is made to Note 5, “Joint Ventures” to the accompanying consolidated financial statements for a discussion of our consolidated and unconsolidated joint ventures as of December 31, 2015, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Fair Value Disclosures

Reference is made to Note 7, “Fair Value Disclosures” to the accompanying consolidated financial statements for a discussion of our fair value disclosures as of December 31, 2015, which is incorporated into this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Net income attributable to common stockholders	$9,643	28,809	102,735
Gain on sale of investment properties	(11,780)	(24,449)	(10,702)
Gain from change in control of investment properties	—	—	(95,378)
Impairment of depreciable operating property	9,783	222	5,934
Equity in depreciation and amortization of unconsolidated joint ventures	20,274	18,744	18,579
Amortization on in-place lease intangibles	14,919	20,528	22,286
Amortization on leasing commissions	2,332	2,032	1,847
Depreciation, net of noncontrolling interest	50,149	48,994	45,738
Funds From Operations attributable to common stockholders	95,320	94,880	91,039

Gain from settlement of receivables	—	—	(3,095)
Pre-merger costs	3,941	—	—
Lease termination income	(3,151)	(146)	(6,431)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(106)	(76)	(22)
Impairment loss, net of taxes:
Provision for asset impairment	775	—	10,468
Impairment of investment securities	—	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	507
Provision for income taxes:
Income tax adjustments	215	—	(4,863)
Recurring Funds From Operations attributable to common stockholders	$96,994	94,658	87,701
Net income attributable to common stockholders per weighted average common share — basic and diluted	$0.10	0.29	1.08
Funds From Operations attributable to common stockholders, per weighted average commons share - basic	$0.95	0.95	0.96
Funds From Operations attributable to common stockholders, per weighted average commons share - diluted	$0.95	0.95	0.95
Recurring Funds From Operations attributable to common stockholders, per weighted average commons share - basic and diluted	$0.97	0.95	0.92

Weighted average number of common shares outstanding, basic	100,090	99,543	95,279
Weighted average number of common shares outstanding, diluted	100,487	99,938	95,562

Distributions declared, common	$57,286	56,976	54,503
Distributions per common share	$0.57	0.57	0.57

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

	For the year ended December 31, 2015	For the year ended December 31, 2014	For the year ended December 31, 2013
Net income attributable to Inland Real Estate Corporation	$25,531	39,175	111,684
Gain on sale of investment properties	(11,780)	(24,449)	(10,702)
Gain on sale of development properties	(72)	(950)	(863)
Gain from change in control of investment properties	—	—	(95,378)
Income tax (benefit) expense of taxable REIT subsidiaries	1,794	1,455	(2,721)
Interest expense	29,282	34,591	34,621
Interest expense associated with discontinued operations	—	—	590
Interest expense associated with unconsolidated joint ventures	9,354	8,340	9,580
Depreciation and amortization	67,400	71,554	67,770
Depreciation and amortization associated with discontinued operations	—	—	2,147
Depreciation and amortization associated with unconsolidated joint ventures	20,274	18,744	18,579
EBITDA	141,783	148,460	135,307

Gain from settlement of receivables	—	—	(3,095)
Pre-merger costs	3,941	—	—
Lease termination income	(3,151)	(146)	(6,431)
Lease termination income included in equity in earnings of unconsolidated joint ventures	(106)	(76)	(22)
Impairment loss, net of taxes:
Provision for asset impairment	10,558	222	16,402
Impairment of investment securities	—	—	98
Provision for asset impairment included in equity in earnings of unconsolidated joint ventures	—	—	507
Recurring EBITDA	$153,025	148,460	142,766
Total Interest Expense	$38,636	42,931	44,791
EBITDA: Interest Expense Coverage Ratio	3.7 x	3.5 x	3.0 x
Recurring EBITDA: Interest Expense Coverage Ratio	4.0 x	3.5 x	3.2 x

Pro Rata Consolidated Information
These schedules present certain Non-GAAP pro-rata consolidated information as of and for the twelve months ended December 31, 2015. These schedules are considered Non-GAAP because they include financial information related to consolidated joint ventures with an adjustment for the portion related to noncontrolling interests and unconsolidated joint ventures accounted for under the equity method of accounting. Because we incur expenses to manage properties that are not on our balance sheet, we believe providing this information allows investors to better compare our overall performance, size and operating metrics to those of other REITs in our peer group. We believe this Non-GAAP information provides supplementary information that is both useful to and has been requested by investors and analysts. Investors should not consider Non-GAAP information as a substitute for, or as superior to, U.S. GAAP information. Rather, Non-GAAP information may provide useful information in addition to information presented in accordance with U.S. GAAP.

Reconciliation of GAAP Reported to Selected Non-GAAP Pro Rata Consolidated Information

	At December 31, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,531,030	(3,274)	418,004	3,071	3,508	1,952,339
Total assets	1,521,500	(6,070)	293,950	2,811	4,085	1,816,276
Mortgages payable	394,586	(2,084)	210,770	—	3,197	606,469
Total liabilities	938,973	(2,173)	257,775	1,980	3,733	1,200,288

	At December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total investment properties	$1,519,604	(325)	364,463	2,062	12,790	1,898,594
Total assets	1,572,951	(1,886)	251,697	2,455	7,640	1,832,857
Mortgages payable	384,769	—	168,689	—	6,267	559,725
Total liabilities	949,775	19	196,082	1,607	6,823	1,154,306

	For the twelve months ended December 31, 2015
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$203,900	(332)	55,296	(1)	430	259,293
Total expenses	175,060	(334)	38,456	13	280	213,475
Operating income (loss)	28,840	2	16,840	(14)	150	45,818

	For the twelve months ended December 31, 2014
	GAAP Reported	Noncontrolling Interest	INP Retail LP (PGGM)	Development Properties	IPCC Unconsolidated properties	Non-GAAP Pro-rata Consolidated Information

Total revenues	$204,762	—	49,526	—	1,498	255,786
Total expenses	166,448	(66)	35,320	5	904	202,611
Operating income (loss)	38,314	66	14,206	(5)	594	53,175

Impact of Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Per ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which was issued by the FASB in August 2015, and amended the effective date of ASU No. 2014-09, the new standard is effective for us on January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (i.e. January 1, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. While we are continuing to evaluate, we do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the debt liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU, effective on the same date as ASU No. 2015-03, states that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit (“LOC”) arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. We do not expect adoption of either ASU to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. We do not expect adoption of this ASU to have a material impact on our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We may enter into derivative financial instrument transactions in order to mitigate our interest rate risk on a related financial instrument.  We may designate these derivative financial instruments as hedges and apply hedge accounting, as the instrument to be hedged will expose us to interest rate risk, and the derivative financial instrument is designed to reduce that exposure.  Gains or losses related to the derivative financial instrument would be deferred and amortized over the terms of the hedged instrument.  If a derivative terminates or is sold, the gain or loss is recognized. As of December 31, 2015, we have one interest rate swap contract, which was entered into as a requirement under a secured mortgage.

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

Our interest rate risk is monitored using a variety of techniques, including periodically evaluating fixed interest rate quotes on all variable rate debt and the costs associated with converting the debt to fixed rate debt.  Also, existing fixed and variable rate loans which are scheduled to mature in the next year or two are evaluated for possible early refinancing or extension based on our view of the current interest rate environment. The table below presents the principal amount of the debt maturing each year, including monthly annual amortization of principal, through December 31, 2020 and thereafter and weighted average interest rates for the debt maturing in each specified period. The instruments, the principal amounts of which are presented below, were entered into for non-trading purposes.

	2016 (a)	2017	2018		2019		2020	Thereafter	Total		Fair Value (b)
Fixed rate debt	$100,071	47,067	1,307		37,993		69,838	115,871	372,147	(c)	393,320
Weighted average interest rate	5.37%	5.05%	—%		4.42%		5.86%	4.89%	5.17%		—
Variable rate debt	$15,090	—	220,750	(d) (e)	200,000	(f)	—	—	435,840	(c)	435,558
Weighted average interest rate	2.69%	—%	2.23%		1.79%		—%	—%	2.04%		—

Total	$115,161	47,067	222,057		237,993		69,838	115,871	807,987		828,878

(a)
Approximately $115,161 of our mortgages payable, including required monthly principal amortization, matures prior to the end of 2016. Included in the debt maturing in 2016 is outstanding principal of approximately $90,247, secured by our Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and we cannot currently predict the outcome of the litigation. We intend to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties. We estimate the fair value of our debt by discounting the future cash flows of each instrument at rates currently offered to us for similar debt instruments of comparable maturities by our lenders (Level 3).

(c)
The total debt above reflects the total principal amount outstanding. The consolidated balance sheets at December 31, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,599.

(d)
Included in the debt maturing during 2018 is our unsecured line of credit facility, totaling $165,000, which matures in July 2018. We pay interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio. As of December 31, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.82%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2015, we were in compliance with these financial covenants.

(e)
Included in the debt maturing during 2018 is our $50,000 term loan which matures in November 2018.  We pay interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2015, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2015, we were in compliance with these financial covenants.

(f)
Included in the debt maturing during 2019 is our $200,000 term loan which matures in July 2019. We pay interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with our leverage ratio.  As of December 31, 2015, the weighted average interest rate on the term loan was 1.79%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2015, we were in compliance with these financial covenants.

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

At December 31, 2015, approximately $435,840, or 54%, of our debt bore interest at variable rates, with a weighted average rate of 2.04% per annum.  An increase in the variable interest rates charged on debt containing variable interest rate terms, constitutes a market risk.  A 1.0% annualized increase in interest rates would have increased our interest expense by approximately $4,358 and $4,400 for the years ended December 31, 2015 and 2014, respectively.

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
We have audited the accompanying consolidated balance sheets of Inland Real Estate Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Real Estate Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in note 1 to the consolidated financial statements, Inland Real Estate Corporation changed its method for accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inland Real Estate Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of Inland Real Estate Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
February 26, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Inland Real Estate Corporation:
We have audited Inland Real Estate Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inland Real Estate Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Inland Real Estate Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, Inland Real Estate Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Real Estate Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and the related financial statement schedule III, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.
As discussed in note 1 to those consolidated financial statements, Inland Real Estate Corporation changed its method for accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
/s/ KPMG LLP
Chicago, Illinois
February 26, 2016

INLAND REAL ESTATE CORPORATION
Consolidated Balance Sheets
December 31, 2015 and 2014
(In thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets:
Investment properties:
Land	$376,313	385,432
Construction in progress	20,953	23,812
Building and improvements	1,133,764	1,110,360
Total Investment Properties	1,531,030	1,519,604
Less accumulated depreciation	350,727	338,141
Net investment properties	1,180,303	1,181,463

Cash and cash equivalents	9,523	18,385
Accounts receivable, net	36,195	38,211
Mortgages receivable	—	24,750
Investment in and advances to unconsolidated joint ventures	166,612	170,720
Acquired lease intangibles, net	69,083	85,858
Deferred costs, net	17,720	18,674
Other assets	42,064	34,890
Total assets	$1,521,500	1,572,951

Liabilities:
Accounts payable and accrued expenses	$63,714	56,188
Acquired below market lease intangibles, net	39,504	41,108
Distributions payable	5,440	5,420
Mortgages payable	394,586	384,769
Unsecured credit facilities	415,000	440,000
Other liabilities	20,729	22,290
Total liabilities	938,973	949,775
Stockholders’ Equity:
Preferred stock, $0.01 par value, 12,000 Shares authorized:
8.125% Series A Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,400 issued and outstanding at December 31, 2015 and 2014, respectively.	110,000	110,000
6.95% Series B Cumulative Redeemable shares, with a $25.00 per share Liquidation Preference, 4,000 issued and outstanding at December 31, 2015 and 2014, respectively.	100,000	100,000
Common stock, $0.01 par value, 500,000 shares authorized; 100,598 and 100,151 Shares issued and outstanding at December 31, 2015 and 2014, respectively	1,006	1,002
Additional paid-in capital (net of offering costs of $78,591 and $78,372 at December 31, 2015 and 2014, respectively)	879,362	874,154
Accumulated distributions in excess of net income	(503,763)	(456,120)
Accumulated other comprehensive loss	(5,975)	(6,338)
Total stockholders’ equity	580,630	622,698
Noncontrolling interest	1,897	478
Total equity	582,527	623,176
Total liabilities and equity	$1,521,500	1,572,951

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Operations and Comprehensive Income
For the years ended December 31, 2015, 2014 and 2013
(In thousands except per share data)

	2015	2014	2013
Revenues
Rental income	$135,293	138,627	124,274
Tenant recoveries	57,449	57,892	48,588
Other property income	5,382	2,117	3,631
Fee income from unconsolidated joint ventures	5,776	6,126	6,881
Total revenues	203,900	204,762	183,374

Expenses:
Property operating expenses	29,350	32,333	26,269
Real estate tax expense	38,966	39,114	35,006
Depreciation and amortization	67,595	71,554	67,770
Provision for asset impairment	10,558	222	13,235
General and administrative expenses	28,591	23,225	20,437
Total expenses	175,060	166,448	162,717

Operating income	28,840	38,314	20,657
Other income	4,636	1,289	1,773
Gain from settlement of receivables	—	—	3,095
Gain on sale of investment properties, net	11,960	24,906	1,440
Gain from change in control of investment properties	—	—	95,378
Gain on sale of joint venture interest	384	1,177	1,433
Interest expense	(29,282)	(34,591)	(34,621)
Income before income tax benefit (expense) of taxable REIT subsidiaries, equity in earnings of unconsolidated joint ventures and discontinued operations	16,538	31,095	89,155

Income tax benefit (expense) of taxable REIT subsidiaries	(1,794)	(1,455)	2,721
Equity in earnings of unconsolidated joint ventures	10,800	8,762	7,893
Income from continuing operations	25,544	38,402	99,769

Income from discontinued operations	—	707	11,910
Net income	25,544	39,109	111,679

Less: Net (income) loss attributable to the noncontrolling interest	(13)	66	5
Net income attributable to Inland Real Estate Corporation	25,531	39,175	111,684

Dividends on preferred shares	(15,888)	(10,366)	(8,949)
Net income attributable to common stockholders	$9,643	28,809	102,735
Basic and diluted earnings attributable to common shares per weighted average common share:

Income from continuing operations	$0.10	0.28	0.95
Income from discontinued operations	—	0.01	0.13
Net income attributable to common stockholders per weighted average common share — basic	$0.10	0.29	1.08

Weighted average number of common shares outstanding — basic	100,090	99,543	95,279

Income from continuing operations	$0.10	0.28	0.95
Income from discontinued operations	—	0.01	0.12
Net income attributable to common stockholders per weighted average common share — diluted	$0.10	0.29	1.08

Weighted average number of common shares outstanding — diluted	100,487	99,938	95,562

Comprehensive income:
Net income attributable to common stockholders	$9,643	28,809	102,735
Unrealized loss on investment securities	—	—	(762)
Unrealized gain (loss) on derivative instruments	363	(1,434)	5,127
Comprehensive income	$10,006	27,375	107,100

Note: Basic and diluted Earnings Per Share may not foot due to rounding.

 The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Equity
For the years ended December 31, 2015, 2014 and 2013
(Dollars in thousands, except per share data)

	Preferred Stock		Common Stock		Additional paid-in capital	Accumulated distributions in excess of net income	Accumulated other comprehensive income (loss)	Total stockholders' equity	Noncontrolling interest	Total equity

	Issued	Amount	Issued	Amount

Balance January 1, 2013	4,400	$110,000	89,366	$894	$784,139	$(476,185)	$(9,269)	$409,579	$624	$410,203
Issuance of common stock, including DRP	—	—	10,178	101	108,877	—	—	108,978	—	108,978
Exercise of stock options	—	—	10	—	78	—	—	78	—	78
Deferred stock compensation, net	—	—	167	2	(729)	—	—	(727)	—	(727)
Amortization of debt issue costs	—	—	—	—	31	—	—	31	—	31
Offering costs	—	—	—	—	(4,511)	—	—	(4,511)	—	(4,511)
Net income	—	—	—	—	—	111,684	—	111,684	(5)	111,679
Dividends on preferred shares	—	—	—	—	—	(8,949)	—	(8,949)	—	(8,949)
Distributions declared, common	—	—	—	—	—	(54,503)	—	(54,503)	—	(54,503)
Unrealized loss on investment securities	—	—	—	—	—	—	(762)	(762)	—	(762)
Unrealized gain on derivative instruments	—	—	—	—	—	—	5,127	5,127	—	5,127
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9,733)	(9,733)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	7,199	7,199
Purchase of noncontrolling interest	—	—	—	—	(10,557)	—	—	(10,557)	1,916	(8,641)
Balance December 31, 2013	4,400	110,000	99,721	997	877,328	(427,953)	(4,904)	555,468	1	555,469
Issuance of preferred stock	4,000	100,000	—	—	—	—	—	100,000	—	100,000
Issuance of common stock, including DRP	—	—	208	3	4,429	—	—	4,432	—	4,432
Exercise of stock options	—	—	7	—	56	—	—	56	—	56
Deferred stock compensation, net	—	—	215	2	(783)	—	—	(781)	—	(781)
Amortization of debt issue costs	—	—	—	—	28	—	—	28	—	28
Premium paid on conversion of Convertible Notes	—	—	—	—	(3,281)	—	—	(3,281)	—	(3,281)
Offering costs	—	—	—	—	(3,623)	—	—	(3,623)	—	(3,623)
Net income	—	—	—	—	—	39,175	—	39,175	(66)	39,109
Dividends on preferred shares	—	—	—	—	—	(10,366)	—	(10,366)	—	(10,366)
Distributions declared, common	—	—	—	—	—	(56,976)	—	(56,976)	—	(56,976)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(1,434)	(1,434)	—	(1,434)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(14)	(14)
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	557	557
Balance December 31, 2014	8,400	210,000	100,151	1,002	874,154	(456,120)	(6,338)	622,698	478	623,176
Issuance of common stock, including DRP	—	—	395	4	4,637	—	—	4,641	—	4,641
Exercise of stock options	—	—	1	—	8	—	—	8	—	8
Deferred stock compensation, net	—	—	51	—	782	—	—	782	—	782
Offering costs	—	—	—	—	(219)	—	—	(219)	—	(219)
Net income	—	—	—	—	—	25,531	—	25,531	13	25,544
Dividends on preferred shares	—	—	—	—	—	(15,888)	—	(15,888)	—	(15,888)
Distributions declared, common	—	—	—	—	—	(57,286)	—	(57,286)	—	(57,286)
Unrealized gain on derivative instruments	—	—	—	—	—	—	363	363	—	363
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	1,406	1,406
Balance December 31, 2015	8,400	$210,000	100,598	$1,006	$879,362	$(503,763)	$(5,975)	$580,630	$1,897	$582,527

The accompanying notes are an integral part of these financial statements

INLAND REAL ESTATE CORPORATION
Consolidated Statements of Cash Flows
For the years ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$25,544	39,109	111,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for asset impairment	10,558	222	16,217
Depreciation and amortization	68,364	72,039	70,526
Amortization of deferred stock compensation	782	(781)	(727)
Amortization on acquired above/below market leases and lease inducements	(37)	256	262
Gain on sale of investment properties	(11,960)	(25,399)	(11,557)
Gain from change in control of investment properties	—	—	(95,378)
Impairment of investment securities	—	—	98
Gain from settlement of receivables	—	—	(3,095)
Realized gain on investment securities, net	—	—	(991)
Equity in earnings of unconsolidated ventures	(10,800)	(8,762)	(7,893)
Gain on sale of joint venture interest	(384)	(1,177)	(1,433)
Straight line rent	(735)	(1,519)	(1,322)
Amortization of loan fees	2,009	2,884	1,598
Amortization of debt premium/discount, net	(403)	(596)	(256)
Distributions from unconsolidated joint ventures	5,286	—	—
Changes in assets and liabilities:
Restricted cash	—	123	50
Accounts receivable and other assets, net	1,112	7,121	68
Accounts payable and accrued expenses	7,698	2,098	(7,647)
Prepaid rents and other liabilities	318	(3,153)	(1,193)
Net cash provided by operating activities	97,352	82,465	69,006

Cash flows from investing activities:
Restricted cash	(5,604)	(2,973)	(4,924)
Proceeds from sale of interest in joint venture, net	10,303	46,094	71,599
Sale of investment securities	—	—	7,841
Purchase of investment properties	(53,074)	(112,658)	(191,550)
Additions to investment properties, net of accrued additions	(69,896)	(30,449)	(20,513)
Proceeds from sale of investment properties and land condemnations, net	58,539	60,309	47,565
Distributions from unconsolidated joint ventures	32,184	15,189	15,066
Investment in unconsolidated joint ventures	(27,576)	(56,809)	(36,439)
Funding of mortgages and notes receivable	—	(24,750)	(1,287)
Repayments of mortgages and notes receivable	24,750	—	—
Payment of leasing fees	(2,927)	(2,590)	(3,039)
Net cash used in investing activities	(33,301)	(108,637)	(115,681)

Cash flows from financing activities:
Issuance of shares, net of offering costs	4,430	100,865	104,545
Purchase of noncontrolling interest, net	—	—	(8,641)
Loan proceeds	31,864	29,739	21,840
Payoff of debt	(10,620)	(110,155)	(33,566)
Proceeds from term loan	—	20,000	5,000
Proceeds from the unsecured line of credit facility	82,000	307,000	155,000
Repayments on the unsecured line of credit facility	(107,000)	(212,000)	(140,000)
Repayments on convertible notes	—	(32,497)	—
Loan fees	(319)	(2,015)	(326)
Distributions paid	(73,154)	(67,032)	(62,948)
Distributions to noncontrolling interest	—	—	(351)
Contributions from noncontrolling interest	1,406	557	100
Payment of earnout liability	(1,520)	(1,163)	(1,225)
Net cash provided by (used in) financing activities	(72,913)	33,299	39,428

Net increase (decrease) in cash and cash equivalents	(8,862)	7,127	(7,247)
Cash and cash equivalents at beginning of year	18,385	11,258	18,505
Cash and cash equivalents at end of year	$9,523	18,385	11,258

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$22,470	27,549	26,102

Non-cash accrued additions to investment properties	$(1,528)	2,231	(1,534)

Non-cash distributions to noncontrolling interests	$—	(14)	(9,382)

Non-cash contributions from noncontrolling interests	$—	—	7,099

The accompanying notes are an integral part of these financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

Proposed Merger

On December 14, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with DRA Growth and Income Fund VIII, LLC, a Delaware limited liability company (“Parent”), DRA Growth and Income Fund VIII (A), LLC, a Delaware limited liability company (together with Parent, the “Parent Parties”), and Midwest Retail Acquisition Corp., a Maryland corporation and an indirect wholly owned subsidiary of the Parent Parties (“Merger Sub”). The Merger Agreement provides for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of the Parent Parties (the “Surviving Entity”).

Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each outstanding share of common stock will be converted into the right to receive $10.60 in cash without any interest thereon (the “Merger Consideration”).

The Merger Agreement provides that any options to purchase shares of common stock that are outstanding and unexercised at the Effective Time will be deemed fully vested and will be converted into the right to receive (a) the number of shares of common stock underlying such option, times (b) (i) the Merger Consideration, less (ii) the per share exercise price of such option. The Merger Agreement also provides that, immediately prior to the Effective Time, the vesting of each share of restricted stock will be accelerated, and each such share will be converted into the right to receive the Merger Consideration, less any amounts payable upon such acceleration to satisfy any applicable income and employment withholding taxes.

The Merger Agreement provides that Parent will cause the Surviving Entity to exercise its special optional redemption right with respect to the Company’s issued and outstanding 8.125% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 6.95% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") within 15 days after the closing of the Merger.

The Merger Agreement also includes covenants requiring the Company not to solicit, or enter into discussions with third parties relating to, alternative business combination transactions during the period between the execution of the Merger Agreement and the Effective Time, subject to fulfillment of the directors’ duties under applicable law, and, subject to certain exceptions, not to withdraw, qualify, modify or amend in a manner adverse to Parent the recommendation of the Board that the Company’s stockholders vote to approve the Merger.

The Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, the Company may be required to pay to Parent a termination fee of $30,000 and reimburse Parent’s transaction expenses in an amount not exceeding $5,000. Additionally, the Merger Agreement provides that, in connection with the termination of the Merger Agreement, under specified circumstances, Parent may be required to pay to the Company a termination fee of $100,000.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

Consummation of the Merger is subject to various conditions, including, among other things, the approval by the Company’s stockholders of the Merger, and the absence of any law, order or injunction prohibiting the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement. The Company has filed a definitive proxy statement with the Securities and Exchange Commission which was first mailed to holders of our common stock as of February 18, 2016 soliciting their vote on a proposal to approve the Merger and the other transactions contemplated by the Merger Agreement at a special meeting to be held on March 23, 2016.

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

Leasing fees are amortized on a straight-line basis over the life of the related lease.  Loan fees are amortized on a straight-line basis over the life of the related loan, which approximates the effective interest method.  Leasing fees and loan fees are presented in the accompanying consolidated balance sheets as deferred costs.  Deferred costs are presented net of accumulated amortization of $9,898 and $7,383 for the years ended December 31, 2015 and 2014, respectively.

Mortgage premiums and discounts are amortized as an adjustment to interest expense over the terms of the respective mortgages payable. The unamortized mortgage premiums and discounts are included in mortgages payable on the accompanying consolidated balance sheets.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

Amortization pertaining to the above market lease intangibles of $3,535, $3,292 and $3,203 was recorded as a reduction to rental income for the years ended December 31, 2015, 2014 and 2013, respectively.  Amortization pertaining to the below market lease intangibles of $3,612, $3,080 and $2,987 was recorded as an increase to rental income for the years ended December 31, 2015, 2014 and 2013, respectively.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $14,919, $20,528 and $22,155 for the years ended December 31, 2015, 2014 and 2013, respectively.  In the accompanying consolidated balance sheets, acquired lease intangibles are presented net of accumulated amortization of $44,203 and $39,647 for the years ended December 31, 2015 and 2014, respectively and acquired below market lease intangibles are net of accumulated amortization of $9,567 and $7,143 for the years ended December 31, 2015 and 2014, respectively.  The table below presents the amounts to be recorded for the amortization of intangibles over the next five years:

Year	Amortization of Above Market Lease Intangibles	Amortization of Below Market Lease Intangibles	Amortization of In Place Lease Intangibles	Total
2016	$2,459	(2,795)	10,712	10,376
2017	2,175	(2,537)	9,009	8,647
2018	1,477	(2,426)	6,557	5,608
2019	938	(2,397)	4,909	3,450
2020	499	(2,271)	3,578	1,806
Thereafter	1,283	(27,078)	25,487	(308)
Total	$8,831	(39,504)	60,252	29,579

In determining whether to classify an asset as held for sale, first the Company considers whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the asset is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, the Company classifies the asset as held for sale.  On the day that these criteria are met, the Company suspends depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets held for sale are recorded at the lower of their carrying amount or fair value less costs to sell.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, for periods prior to January 1, 2014, the operations are classified on the consolidated statements of operations and comprehensive income as discontinued operations.

The Company accounts for dispositions in accordance with guidance over real estate sales. The Company recognizes gain in full when real estate is sold, provided (a) the profit is determinable, that is, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (b) the earnings process is virtually complete, that is, the seller is not obliged to perform significant activities after the sale to earn the profit. Prior to January 1, 2014, the Company recorded dispositions as discontinued operations in accordance with applicable guidance. Subsequent to January 1, 2014, only those sales that represent a strategic shift that has, or will have, a major effect on an entity's operations and financial results would be reflected as discontinued operations. No property dispositions during the year ended December 31, 2015 were recorded as discontinued operations.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

During the years ended December 31, 2015, 2014 and 2013, the Company recorded $10,558, $222 and $13,235 respectively of impairment charges related to consolidated properties; Apache Shoppes, Eastgate Center, Lake Park, Mosaic Crossing, Shops at Coopers Grove, Shops at Lakemoor, University Center, and Wauconda Crossings. The Company had explored the disposition of these properties and determined that due to the decrease in its estimated hold period, the expected undiscounted cash flows related to these properties no longer supported their current carrying values.  For each property, a letter of intent or contract for sale had been signed, at a price below the properties current carrying value, indicating a reduction in the property’s carrying value.  Included in the amount for December 31, 2013, is approximately $10,468 in impairment losses to record our investment in certain unconsolidated joint ventures at their fair values.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

Fair Value Measurements
The fair value of debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s debt is estimated to be $435,558 for debt which bears interest at variable rates and $393,320 for debt which bears interest at fixed rates.  The Company estimates the fair value of its debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders.  The Company has not elected the fair value option with respect to its debt.  The disclosure is included to provide information regarding the inputs used to determine the fair value of the outstanding debt, in accordance with existing accounting guidance and is not presented in the accompanying consolidated balance sheets at fair value.

Offering Costs
Offering costs are offset against the Stockholders’ equity accounts.  Offering costs consist principally of printing, legal, selling and registration costs.

Accounts, Mortgages and Notes Receivable
The Company periodically reviews the collectability of outstanding receivables.  Allowances are taken for those balances that the Company has reason to believe will be uncollectable, including amounts relating to straight-line rent receivables.  As of December 31, 2015 and 2014, the Company had recorded approximately $5,404 and $5,703, respectively, as an allowance for uncollectable accounts on the accompanying consolidated balance sheets.

A mortgage or note receivable is considered impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, less costs to sell, if the loan is collateral dependent. The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. As of December 31, 2014, the Company had mortgages receivable of $24,750. The Company had no outstanding mortgages receivable at December 31, 2015.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

Recent Accounting Principles

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Per ASU No. 2015-14, Revenue from Contracts with Customers, Deferral of the Effective Date, which was issued by the FASB in August 2015, and amended the effective date of ASU No. 2014-09, the new standard is effective for the Company on January 1, 2018. Early application is permitted, but not before the original effective date for public business entities (i.e. January 1, 2017). The standard permits the use of either the retrospective or cumulative effect transition method. While the Company is continuing to evaluate, it does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The ASU requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The ASU may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest. The ASU requires that debt issuance costs be deducted from the carrying value of the debt liability and not recorded as separate assets, classified as deferred financing costs. The ASU is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2015, and will be applied on a retrospective basis. In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU, effective on the same date as ASU No. 2015-03, states that the SEC staff would not object to an entity deferring and presenting debt issuance costs associated with line-of-credit (“LOC”) arrangements as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the LOC arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement. The Company does not expect adoption of either ASU to have a material impact on its consolidated financial statements.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement Period Adjustments. The ASU eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU will change the income statement impact of equity investments, and the recognition of changes in fair value of financial liabilities when the fair value option is elected. The ASU is effective for public business entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company does not expect adoption of this ASU to have a material impact on its consolidated financial statements.

(2)    Acquisitions

Date Acquired	Property	City	State	GLA Sq. Ft. (unaudited)	Approximate Purchase Price
01/01/14	CVS (a) (b)	Port St. Joe	FL	13,225	$4,303
01/01/14	O'Reilly (a) (b)	Kokomo	IN	7,210	1,475
01/02/14	Walgreens (a) (b)	Trenton	OH	14,820	4,462
02/12/14	BJ's Wholesale Club (a) (b)	Framingham	MA	114,481	26,500
02/26/14	Academy Sports (a) (b)	Olathe	KS	71,927	11,024
03/19/14	Mountain View Square (a) (b)	Wausau	WI	86,584	11,425
03/27/14	Mokena Marketplace	Mokena	IL	49,058	13,737
10/02/14	Prairie Crossings Shopping Center	Frankfort	IL	109,079	24,663
10/14/14	Family Dollar Portfolio (a) (b)	Various	Various	97,076	17,990
10/14/14	Family Dollar Portfolio (a) (b)	Various	Various	113,788	21,906
03/10/15	Westbury Square	Huntsville	AL	114,904	23,417
10/21/15	Weaverville Plaza (c)	Weaverville	NC	138,867	11,425

	Total			931,019	$172,327
 ________________________________________

(a)	Acquired through the Company's joint venture with IPCC.

(b)	These properties were deconsolidated during the year ended December 31, 2014 as a result of sales of ownership interests to investors.

(c)	Acquired through the Company's joint venture with MAB.
During the years ended December 31, 2015 and 2014, consistent with the Company's growth initiative, the Company acquired the investment properties listed above, which were consolidated upon acquisition. The Company acquired 100% of the beneficial interests in each property except for Weaverville Plaza, which was acquired through its joint venture with MAB, in which it acquired 90% of the beneficial interests.

The following table presents certain additional information regarding the Company's acquisitions during the years ended December 31, 2015 and 2014. The amounts recognized for major assets acquired and liabilities assumed as of the acquisition date were as follows:

Property	Land	Building and Improvements	Acquired Lease Intangibles	Acquired Below Market Lease Intangibles
CVS (a)	$890	2,824	589	—
O'Reilly (a)	244	976	255	—
Walgreens (a)	1,064	3,191	207	—
BJ's Wholesale Club (a)	6,700	17,180	2,620	—
Academy Sports (a)	1,696	6,944	2,468	(84)
Mountain View Square (a)	3,863	7,208	1,813	(1,459)
Mokena Marketplace	6,321	5,009	2,528	(121)
Prairie Crossings Shopping Center	4,439	17,407	3,817	(1,000)
Family Dollar Portfolio (a) (b)	3,444	14,546	—	—
Family Dollar Portfolio (a) (c)	3,435	18,471	—	—
Westbury Square	3,125	18,638	3,643	(1,989)
Weaverville Plaza (d)	4,798	4,959	1,673	(5)

Total	$40,019	117,353	19,613	(4,658)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

(d)	Acquired through the Company's joint venture with MAB.

The Company has not included pro forma financial information related to the above properties acquired during the years ended December 31, 2015 and 2014. Properties acquired through our joint venture with IPCC are only consolidated for a short period of time until the first sale to DST investors at which point, they become unconsolidated. The Company acquired Mokena Marketplace with the intention to sell a portion of the center in the near term. The Company believes pro forma financial information for the four properties are immaterial to the consolidated financial statements as of and for the years ended December 31, 2015 and 2014.

(3)    Dispositions

The table below summarizes investment property dispositions, including the property sold, sales price, gain or loss on sale and any necessary asset impairments during the years ended December 31, 2015, 2014 and 2013.

Disposition Date	Property	City	State	GLA Sq. Ft. (unaudited)	Approx. Ground Lease Sq.Ft. (unaudited) (a)	Sale Price	Gain (Loss) on Sale	Provision for Asset Impairment

02/20/13	Quarry Outlot	Hodgkins	IL	9,650	—	$3,300	$1,999	—
03/05/13	Oak Lawn Town Center	Oak Lawn	IL	12,506	—	3,264	681	—
05/14/13	Winnetka Commons	New Hope	MN	42,415	—	3,800	556	—
05/31/13	Cub Foods - Buffalo Grove	Buffalo Grove	IL	56,192	—	4,100	—	369
07/03/13	Berwyn Plaza	Berwyn	IL	15,726	—	1,700	(101)	—
07/25/13	Eola Commons	Aurora	IL	23,080	—	4,382	(537)	—
08/15/13	Orland Greens	Orland Park	IL	45,031	—	4,700	1,162	—
10/01/13	Regal Showplace (partial)	Crystal Lake	IL	7,000	—	1,950	334	—
10/30/13	Naper West	Naperville	IL	214,109	—	21,150	4,031
12/04/13	Park Square (partial)	Brooklyn Park	MN	124,344	—	9,500	—	2,612
12/20/13	Lansing Square (partial)	Lansing	IL	140,627	—	6,400	469	—
12/23/13	Rite-Aid	Chattanooga	TN	10,908	—	2,500	602	—
01/24/14	Dominick's	Countryside	IL	62,344	—	3,000	1,167	—
02/04/14	Golf Road Plaza	Niles	IL	25,992	—	3,300	742	—
03/11/14	River Square	Naperville	IL	58,260	—	16,750	10,941	—
04/18/14	Disney	Celebration	FL	166,131	—	25,700	7,030	—
05/16/14	Lake Park (b)	Michigan City	IN	114,867	—	3,900	—	2,990
06/16/14	Winfield Pointe Center	Winfield	IL	19,888	—	2,500	(346)	—
06/26/14	Gateway Square	Hinsdale	IL	39,710	—	10,000	3,295	—
10/29/14	Park Square Outlot (partial)	Brooklyn Park	MN	6,700	—	1,950	1,127	—
02/26/15	Mokena Marketplace (partial)	Mokena	IL	—	4,305	5,325	1,434	—
05/14/15	Park Square Outlot	Brooklyn Park	MN	5,620	—	1,600	912	—
06/05/15	Eastgate Center	Lombard	IL	129,101	—	4,100	—	2,397
06/30/15	Mokena Marketplace (partial)	Mokena	IL	—	—	775	329	—
07/07/15	Regal Showplace (partial)	Crystal Lake	IL	73,000	—	16,953	114	—
07/29/15	Wauconda Crossing (partial)	Wauconda	IL	76,262	—	4,300	—	2,543
09/03/15	Park St. Clair (partial)	Schaumburg	IL	71,400	—	13,000	6,336	—
10/09/15	University Center	St. Paul	MN	43,645	—	4,715	75	726
10/20/15	Wauconda Shopping Center	Wauconda	IL	34,286	—	4,160	1,425	—
10/20/15	Wauconda Crossings	Wauconda	IL	13,905	—	3,840	44	—
12/21/15	Mundelein Plaza	Mundelein	IL	16,803	—	2,350	1,033	—

				1,659,502	4,305	$194,964	$44,854	$11,637

(a)	The sale price of these properties includes square footage subject to ground leases. Ground lease square footage is not included in our GLA.

(b)
A portion of the impairment of this property, approximately $2,768, was recorded during the year ended December 31, 2013 and the remaining amount, approximately $222, was recorded during the year ended December 31, 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

The table below presents development property dispositions during the years ended December 31, 2015, 2014 and 2013.

Date	Property	City	State	GLA Sq. Ft. (unaudited)	Acres (unaudted)	Sale Price	Gain on Sale (a)

04/05/13	Savannah Crossings	Aurora	IL	7,380	1.56	$2,000	$9
09/12/13	North Aurora Towne Center III	North Aurora	IL	—	66.00	4,000	863
12/31/14	North Aurora Towne Center I & II	North Aurora	IL	—	1.76	1,500	951
01/16/15	Tanglewood Pavilion (partial)	Elizabeth City	NC	—	1.10	515	72

				7,380	70.42	$8,015	$1,895

(a)	Amount shown is our pro-rata share.

If the Company determined that an investment property met the criteria for held for sale, it suspended depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values. The assets and liabilities associated with those assets were classified separately on the consolidated balance sheets for the most recent reporting period. As of December 31, 2015, there were no properties classified as held for sale. Prior to the adoption of the discontinued operations standard on January 1, 2014, the operations from and gains on sale of properties sold were classified as discontinued operations. Subsequent to the adoption, this would only apply if the disposal represented a strategic shift that would have a major effect on the Company’s operations and financial results. The Company determined that the sales during 2014 and 2015 do not represent a strategic shift that has or will have a major effect on operations and financial results and thus are no longer reflected as discontinued operations. As of December 31, 2015, there were no properties classified as held for sale.

During the year ended December 31, 2015, the Company completed a land condemnation at one investment property. In conjunction with this condemnation, the Company recorded a gain of approximately $78.

For the years ended December 31, 2014 and 2013, the Company has recorded income from discontinued operations, related to properties sold prior to January 1, 2014, of $707, and $11,910, respectively, including gains on sale of $493 and $9,196, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recorded provision for asset impairments in the amounts of $10,558, $222 and $13,235, respectively on its accompanying consolidated statements of operations and comprehensive income. These impairments were required because the Company had negotiated sales prices on several investment properties, in each year, which included those noted in the table above.

(4)    Mortgages and Notes Receivable

In April 2012, the Company entered into a loan agreement with a developer of the Warsaw Commons Shopping Center in Warsaw, Indiana.  The loan provided construction financing to the developer to complete the development of this center.  Total interest income earned during the year ended December 31, 2013 was $234.  Upon completion of the development, the Company had the obligation to acquire the property at a pre-determined price, at the time, expected to be approximately $13,000. Due to the Company's purchase obligation, the loan fee and interest income earned were not reflected as income in the accompanying consolidated statements of operations and comprehensive income. On April 24, 2013, the Company acquired title to the Warsaw Commons Shopping Center for a price of $11,393, subject to future earnout payments. Future earnout payments totaled approximately $1,960. The balance of the outstanding note was $10,957, and for financial statement purposes was $10,272, at the time of closing. The settlement of this outstanding note resulted in a gain of $685 during the year ended December 31, 2013.

In May 2012, the Company, through its taxable REIT subsidiary, paid approximately $3,969 to acquire the notes on two properties which were in default.  The loans were acquired at a discount to the outstanding balance.  The taxable REIT subsidiary obtained title to each of these properties through foreclosure proceedings during the year ended December 31, 2013. Upon the April 17, 2013 ownership transfer, the Company valued these properties utilizing information obtained from third party sources and internal valuation calculations, comprised of a discounted cash flow model, using discount rates and capitalization rates applied to the expected future cash flows of the property. In conjunction with the acquisitions, the notes were extinguished. The fair value of Eola Commons was determined to be $3,994 and the fair value of Winfield Pointe Center was $2,583. Consolidating the two properties upon acquisition resulted in a gain of $2,410 during the year ended year ended

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

December 31, 2013. On July 25, 2013, the taxable REIT subsidiary sold the Eola Commons Shopping Center, and on June 16, 2014 sold the Winfield Pointe Shopping Center.

On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with a related joint venture partner (see Note 16, "Transactions with Related Parties") for a principal sum of $24,750. The property commonly known as Clybourn Galleria, located in Chicago, Illinois was the collateral for this note. The note accrued interest at a rate of 5% per annum with final payment of the principal, all accrued and unpaid interest and the loan fee due on November 30, 2015. The total interest income earned during the year ended December 31, 2015 was $956. In addition, during the year ended December 31, 2015, the Company received the $3,000 loan fee. Both the interest income earned and the loan fee recognized are included in other income on the accompanying consolidated statements of operations and comprehensive income. On October 9, 2015, this note, including all accrued and unpaid interest, was repaid in full.

(5)    Joint Ventures

Consolidated Joint Ventures

The accompanying consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries and consolidated joint ventures.  The Company consolidates the operations of a joint venture if it determines that the Company is the primary beneficiary of the joint venture, which management has determined to be a variable interest entity ("VIE") in accordance with Accounting Standards Codification ("ASC") Topic 810. The primary beneficiary is the party that has a controlling financial interest in the VIE, which is defined as the entity having both of the following characteristics: 1) the power to direct the activities that, when taken together, most significantly impact the VIE’s performance, and 2) the obligation to absorb losses and right to receive the returns from the VIE that would be significant to the VIE.  There are significant judgments and estimates involved in determining the primary beneficiary of a VIE or the determination of who has control and influence of the entity. When the Company consolidates a VIE, the assets, liabilities and results of operations of the VIE are included in the Company's consolidated financial statements and all inter-company balances and transactions are eliminated.

The consolidated results of the Company include the accounts of Inland Ryan LLC, IRC-IREX Venture II, LLC, while the properties are consolidated, IRC-MAB Southeast, LLC, Tanglewood Parkway Elizabeth City, LLC, and IRC-NARE 1300 Meacham Road, LLC, all of which are VIE's for which the Company is the primary beneficiary.  The Company has determined that the interests in these entities are noncontrolling interests to be included in permanent equity, separate from the Company’s shareholders’ equity, in the consolidated balance sheets and statements of equity.  Net income or loss related to these noncontrolling interests is included in net income or loss in the consolidated statements of operations and comprehensive income. During the year ended December 31, 2013, the Company repurchased the remaining outstanding membership units of Inland Ryan LLC for $8,641, resulting in the Company owning 100% of Inland Ryan LLC.

Joint Venture with IPCC (IRC-IREX Venture II, LLC)

In August 2015, and effective as of January 1, 2015, Inland Exchange Venture LLC (“IEV LLC”), formerly known as Inland Exchange Venture Corporation, a taxable REIT subsidiary (“TRS”) of the Company, extended its joint venture with Inland Private Capital Corporation ("IPCC"), a wholly-owned subsidiary of The Inland Group, Inc. (“TIGI”). The identification period detailed in the joint venture agreement has been extended through December 31, 2016 and continues the joint venture relationship that began in 2006. The joint venture provides replacement properties for investors wishing to complete a tax-deferred exchange through private placement offerings, using properties made available to the joint venture by IEV LLC.  These offerings are structured to sell Delaware Statutory Trust ("DST") interests in the identified property.  IEV LLC performs the joint venture’s acquisition function and ICPM performs the asset management, property management and leasing functions. Both entities earn fees for providing these services to the joint venture.  The Company will continue to earn asset management, property management and leasing fees on all properties acquired for this venture, including after all ownership interests have been sold to the investors, unless the management agreement is terminated by the investors.

The joint venture was determined to be a VIE under ASC Topic 810 and is consolidated by the Company.  Prior to the sale of any DST interests, the joint venture owns 100% of the DST interests in the property and controls the major decisions that affect the underlying property; and therefore upon initial acquisition, the joint venture consolidates the property.  At the time of first sale of a DST interest, the joint venture no longer controls the underlying property as the activities and decisions that most significantly impact the property’s economic performance are now subject to joint control among the co-owners or lender; and therefore, at such time, the property is deconsolidated and accounted for under the equity method (unconsolidated).  Once the

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

operations are deconsolidated, the income is included in equity in earnings of unconsolidated joint ventures until all DST interests have been sold.  The table below reflects those properties that were deconsolidated during the years ended December 31, 2015 and 2014, and therefore no longer represent the consolidated assets and liabilities of the VIE.

	December 31, 2015	December 31, 2014
Investment properties	$(12,096)	(92,675)
Acquired lease intangibles	(4,909)	(7,952)
Below market lease intangibles	1,255	1,543
Mortgages payable	11,025	53,727
Net change to investment in and advances to unconsolidated joint ventures	$(4,725)	(45,357)

During the years ended December 31, 2015, 2014 and 2013, the joint venture with IPCC acquired one, thirty-two and thirty investment properties, respectively.  In conjunction with the sales of DST interests, the Company recorded gains of approximately $384, $1,177 and $1,433 for the years ended December 31, 2015, 2014 and 2013, respectively. These gains are included in gain on sale of joint venture interests on the accompanying consolidated statements of operations and comprehensive income.

Joint Venture with MAB (IRC-MAB Southeast, LLC)

In November 2013, the Company entered into a joint venture to develop grocery-anchored shopping centers in select markets throughout the southeastern U.S. with MAB, an affiliate of Melbourne, Australia-based MAB Corporation. The five-year development program is expected to target metropolitan areas in the Carolinas, Georgia, Florida, Virginia and Washington D.C. MAB Corporation is a privately owned property development company and fund manager that has completed retail, office, multi-family and industrial projects at locations in Australia, New Zealand and the U.S. Under the terms of the joint venture agreement, the Company has exclusive rights to all grocery-anchored, build-to-suit opportunities in the southeastern U.S. sourced by MAB. Upon site approval by the Company, the Company will provide 90% of the equity required to fund approved project costs, while MAB will be responsible for the remaining 10% of the equity, plus venture management, sourcing and acquisition of sites, project financing and all property and development duties. The joint venture agreement also provides that the Company is required to purchase each grocery-anchored center at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE. A typical project likely will consist of a 50,000-square-foot grocery store with approximately 20,000 square feet of additional retail space. As of December 31, 2015, the joint venture had acquired one asset and has two sites under contract, with closings anticipated during 2016.

Joint Venture with Thompson Thrift Development, Inc. (Tanglewood Parkway Elizabeth City, LLC)

In September 2014, the Company entered into a joint venture to develop Tanglewood Pavilions, a 158,000 square foot power center located in Elizabeth City, North Carolina with Thompson Thrift Development, Inc. ("TTDI"). The joint venture acquired the vacant land for $850. Construction was substantially completed during the third quarter of 2015, and the completed portion was placed in service effective August 21, 2015. The remaining portion of the property was placed in service during the fourth quarter of 2015. The Company has provided 90% of the equity required to fund approved project costs not funded through the construction loan, while TTDI has provided the remaining 10% of the equity, plus venture management and development duties. The joint venture agreement also provides that the Company is required to purchase the power center at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it was the primary beneficiary of this VIE. As of December 31, 2015, this property had not yet reached a stabilized financial occupancy rate.

Joint Venture with NARE (IRC-NARE 1300 Meacham Road, LLC)

In February 2015, the Company entered into a joint venture to develop 1300 Meacham Road, located in Schaumburg, Illinois with North American Real Estate (“NARE”). The joint venture acquired the property on February 12, 2015 for $4,500, using cash contributed by each partner. The property is a four-acre parcel of land with a 60,000 square foot office building, which has been be demolished. The development is anticipated to consist of three pad sites, which will be ground lease or build-to-suit opportunities for single and potentially multi-tenant use. Construction is expected to begin in the first half of 2016. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. The joint venture agreement also provides that the Company is required to purchase the property at a discount to fair market value after stabilization and after certain criteria are met. As a result, the Company determined it is the primary beneficiary of this VIE.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

Variable Interest Entity Financial Information

The following table presents certain assets and liabilities of consolidated variable interest entities ("VIEs"), which are included in the Consolidated Balance Sheets as of December 31, 2015 and 2014. The assets in the table below include only those assets that can be used to settle obligations of consolidated VIEs.  The liabilities in the table below include third-party liabilities of consolidated VIEs only, and exclude intercompany balances that are eliminated in consolidation.

	December 31, 2015	December 31, 2014
Assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs:

Net investment properties	$34,981	3,245
Acquired lease intangibles, net	1,463	—
Other assets	10,582	4,667
Total assets of consolidated VIEs that can only be used to settle obligations of consolidated VIEs	$47,026	7,912

Liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company:

Mortgages payable	$20,840	—
Acquired below market lease intangibles, net	4	—
Other liabilities	1,207	52

Total liabilities of consolidated VIEs for which creditors or beneficial interest holders do not have recourse to the general credit of the Company	$22,051	52

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

Joint Venture Entity	Company’s Profit/Loss Allocation Percentage at December 31, 2015	Investment in and advances to unconsolidated joint ventures at December 31, 2015	Investment in and advances to unconsolidated joint ventures at December 31, 2014
INP Retail LP (a)	55%	$163,725	163,305
Oak Property and Casualty	50%	1,155	1,308
TMK/Inland Aurora Venture LLC (b)	40%	492	(302)
IRC/IREX Venture II LLC (c)	(d)	1,240	6,409
Investment in and advances to unconsolidated joint ventures		$166,612	170,720
 _____________________________________

(a)	Joint venture with PGGM Private Real Estate Fund (“PGGM”)

(b)	The profit/loss allocation percentage is allocated after the calculation of the Company’s preferred return.

(c)	Joint venture with Inland Private Capital Corporation (“IPCC”). Investment in joint venture balance represents the Company's share of the Delaware Statutory Trust ("DST") interests.

(d)
The Company’s profit/loss allocation percentage varies based on the ownership interest it holds in the entity that owns a particular property that is in the process of selling ownership interests to outside investors.

The unconsolidated joint ventures had total outstanding secured debt of $396,081 (total debt, not the Company’s pro rata share) at December 31, 2015 that matures as follows:

Joint Venture Entity	2016	2017	2018	2019	2020	Thereafter	Total
INP Retail LP (a) (b)	$38,367	40,342	10,105	43,815	—	252,427	385,056
IRC/IREX Venture II LLC	—	—	—	—	—	11,025	11,025
Total unconsolidated joint venture debt (a)	$38,367	40,342	10,105	43,815	—	263,452	396,081
_____________________________________

(a)
The total debt above reflects the total principal amount outstanding. The unconsolidated joint ventures' balance sheets as of December 31, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $3,919.

(b)
Includes the mortgages payable for Evergreen Promenade and Pulaski Promenade. Amounts are not included in Joint Venture Financial Information because INP Retail LP accounts for its Evergreen Promenade and Pulaski Promenade joint venture under the equity method of accounting.

INP Retail LP has guaranteed approximately $14,618 of the loans encumbering Evergreen Promenade and Pulaski Promenade. The guarantees are in effect for the entire term of the loans as set forth in the loan documents. INP Retail LP is required to pay

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

on a guarantee upon the default of any of the provisions in the loan documents, unless the default is otherwise waived. The Company's pro rata share of the outstanding guarantee is approximately $8,040. The Company is required to estimate the fair value of the guarantees and, if material, record a corresponding liability. The Company has determined that performance under the guarantee is not probable and the fair value of the guarantee is immaterial as of December 31, 2015 and accordingly has not recorded a liability related to the guarantees on the accompanying consolidated balance sheets.

The Company earns fees for providing asset management, property management, leasing and acquisition activities to its joint ventures.  The Company recognizes fee income equal to the Company’s joint venture partner’s share of the expense or commission, which is reflected as fee income from unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income.  Fee income earned for the years ended December 31, 2015, 2014 and 2013 are reflected in the table below.

Joint Venture with:	December 31, 2015	December 31, 2014	December 31, 2013
PGGM	$3,288	2,755	2,343
IPCC	2,486	3,371	4,145
NYSTRS	—	—	390
Other	2	—	3
Fee income from unconsolidated joint ventures	$5,776	6,126	6,881

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

The Company’s proportionate share of the earnings or losses related to its unconsolidated joint ventures is reflected as equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $2,063, $2,067 and $2,690, respectively, of amortization of basis difference between the Company’s investment in the joint ventures and the amount of the underlying equity in net assets of the joint ventures. The amortization of this basis difference is included in equity in earnings of unconsolidated joint ventures in the accompanying consolidated statements of operations and comprehensive income. Differences in basis result from the recording of the Company’s equity investment recorded at its historical basis versus the fair value of certain of the Company’s contributions to the joint venture.  Such differences are amortized over the respective depreciable lives of the joint venture property assets.

Joint Venture with PGGM

The Company formed a joint venture with PGGM, a leading Dutch pension fund administrator and asset manager in 2010 and completed an amendment to the partnership agreement in 2012 to increase the maximum equity contributions of each partner.  In conjunction with the formation, the joint venture established two separate REIT entities (the "REITs") to hold title to the properties included in the joint venture.  The joint venture may acquire up to a total of $900,000 of grocery-anchored and community retail centers located in Midwestern U.S. markets.  The Company's maximum total equity contribution is approximately $281,000 and PGGM's maximum total equity contribution is approximately $230,000. The joint venture agreement provides that the Company has the option, to purchase up to 20% of PGGM’s interest in the joint venture annually, over a five-year period, beginning in the fourth quarter of 2016, and that PGGM has the option to sell up to 20% of its interest in the joint venture to the Company annually, over the same five-year period. Per the partnership agreement, the term of the joint venture ends in June of 2020; provided, however, the partners may agree to extend the term for a mutually agreed length of time. Upon the final expiration of the term, the Company has the option to purchase PGGM’s remaining interest in the joint venture, and PGGM has the option to sell its remaining interest to the Company.

As of December 31, 2015, the joint venture has acquired a total of approximately $886,000 of retail assets, including those properties contributed by the Company. As of December 31, 2015, PGGM's remaining maximum potential equity contribution was approximately $11,119 and the Company's was approximately $13,590.

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
December 31, 2015

decisions, as detailed in the joint venture agreement, and therefore, neither partner is deemed to have control of the joint venture.  Therefore, this joint venture is accounted for using the equity method of accounting.

In June 2013, the joint venture with PGGM entered into a limited liability company agreement with Pine Tree and IBT Group, LLC ("IBT"). This agreement forms a joint venture between the three parties to acquire, develop, operate and manage the property known as Evergreen Promenade, located in Evergreen Park, Illinois. The venture acquired the vacant land parcel for $5,500 and completed construction of the approximately 92,400 square foot shopping center as of December 31, 2014. As of December 31, 2015, Evergreen Promenade is 96% leased to two national retailers, Mariano's, which opened during the first quarter of 2015, and PetSmart, which opened during the fourth quarter of 2014. Management determined that this joint venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM accounts for this joint venture using the equity method of accounting.

In September 2014, the joint venture with PGGM entered into a second limited liability company agreement with Pine Tree and IBT. This agreement forms a joint venture between the same parties to acquire, develop, operate and manage the property known as Pulaski Promenade, located in Chicago, Illinois. The venture acquired the vacant land parcel for $5,734 and has substantially completed construction of the approximately 122,000 square foot shopping center as of August 31, 2015. As of December 31, 2015, Pulaski Promenade is 80% leased to national retailers. Management determined that this joint venture is not a VIE. All parties have the ability to participate in major decisions, as detailed in the agreement, and therefore, no partner is deemed to have control of the venture. Therefore, the joint venture with PGGM accounts for this joint venture using the equity method of accounting.

On September 30, 2015, the REITs entered into an unsecured line of credit facility (the “PGGM Credit Agreement”). The aggregate commitment of the PGGM Credit Agreement is $50,000, and it matures on September 30, 2019. Borrowings under the PGGM Credit Agreement bear interest at a base rate applicable to any particular borrowing (e.g., LIBOR) plus a graduated spread that varies with the REITs leverage ratio. The REITs pay interest only, on a monthly basis during the term of the PGGM Credit Agreement, with all outstanding principal and unpaid interest due upon its termination. The REITs are also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line. As of December 31, 2015, the outstanding balance on the line of credit facility was $25,000. As of December 31, 2015, the REITs had up to $25,000 available under its line of credit facility. Availability under the PGGM Credit Agreement may be limited due to covenant compliance requirements. The REITs are expected to utilize this line of credit for general purposes, including funding the acquisition of the completed Evergreen Promenade and Pulaski Promenade shopping center developments and to pay off higher rate secured debt maturities on properties owned by the venture.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

	Southshore Shopping Center December 13, 2013	IN Retail Fund, LLC June 3, 2013
Investment properties:
Land	$398	103,430
Building and improvements (a)	1,195	238,482
Construction in progress	—	—
Investment properties	1,593	341,912
Cash	—	5,609
Accounts receivable	—	7,668
Acquired lease intangibles	—	89,871
Deferred costs	88	1,134
Other assets	6	587
Total assets acquired	1,687	446,781

Accounts payable and accrued expenses	36	12,482
Mortgages payable, net (a)	—	155,946
Acquired below market lease intangibles	—	32,415
Other liabilities	—	1,529

Net assets acquired	$1,651	244,409
  _____________________________________

(a)	The IN Retail Fund column includes $3,742 of unamortized mortgage premiums and discounts as a result of recording the assumed mortgages at fair value.

The following table summarizes the investment in the joint ventures impact of the acquisition transaction:

	Southshore Shopping Center December 13, 2013	IN Retail Fund, LLC June 3, 2013
Investments in and advances to unconsolidated joint ventures prior to change in control transaction	$5,402	28,328
Investments in and advances to unconsolidated joint ventures activity	—	(365)
Gain (loss) from change in control of investment properties	(3,751)	95,378
Cash paid	—	121,068
Net assets acquired	$1,651	244,409

The following unaudited condensed pro forma consolidated financial statements for the year ended December 31, 2013 includes adjustments related to the acquisition of the ownership interest in IN Retail Fund, LLC which is considered material to the consolidated financial statements, assuming the acquisition had been consummated as of January 1, 2013. On a pro forma basis, the Company assumes shares outstanding as of December 31, 2013 were outstanding as of January 1, 2013. The

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

following unaudited condensed pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been assuming this acquisition had been consummated as of January 1, 2013 nor does it purport to represent the results of operations for future periods.

	2013
	Historical	Pro Forma Adjustments	As Adjusted (unaudited)
Total revenues	$183,374	18,703	$202,077

Net income attributable to Inland Real Estate Corporation	$111,684	(7,244)	$104,440

Net income attributable to common stockholders	$102,735	(7,244)	$95,491

Net income attributable to common stockholders per weighted average common share - basic	$1.08		$0.96

Net income attributable to common stockholders per weighted average common share - diluted	$1.08		$0.96

Weighted average number of common shares outstanding - basic	95,279		99,051

Weighted average number of common shares outstanding - diluted	95,562		99,335

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

The impairment of assets during the year ended December 31, 2013 at the joint venture level and the Company's pro-rata share are included in the table below. The Company's pro-rata share of the loss is included in equity in earnings of unconsolidated joint ventures on the accompanying consolidated statements of operations and comprehensive income. No impairment losses were required or recorded during the years ended December 31, 2015 and 2014.

	Year ended December 31, 2013
Joint Venture Entity	Total impairment	Company’s pro rata share
TMK/Inland Aurora Venture LLC	$1,730	692

Joint Venture Financial Statements

Summarized financial information for the unconsolidated joint ventures is as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

	December 31, 2015	December 31, 2014
Balance Sheet:
Assets:
Investment in real estate, net	$796,132	755,656
Other assets	77,885	84,323
Total assets	$874,017	839,979

Liabilities:
Mortgage payable (a) (b)	$361,633	320,883
Other liabilities	100,390	83,514
Total liabilities	$462,023	404,397

Total equity	$411,994	435,582

Total liabilities and equity	$874,017	839,979

Investment in and advances to unconsolidated joint ventures	$166,612	170,720

	December 31, 2015	December 31, 2014	December 31, 2013
Statement of Operations:
Total revenues	$104,991	90,040	103,742
Total expenses (c)	(94,861)	(86,911)	(97,198)
Income from operations	$10,130	3,129	6,544

Company’s pro rata share of income from operations (d)	$10,800	8,762	7,893
 _____________________________________

(a)	Includes $3,919 of unamortized mortgage premiums and discounts.

(b)
Amount excludes the mortgage payable for Evergreen Promenade and Pulaski Promenade, because these properties are owned through an unconsolidated joint venture of INP Retail LP and are accounted for by that joint venture using the equity method of accounting.

(c)	Total expenses for the year ended December 31, 2013 include impairment charges in the amount of $1,730. No impairment charges were recorded during the years ended December 31, 2015 and 2014.

(d)	IRC’s pro rata share includes the amortization of certain basis differences and an elimination of IRC’s pro rata share of the management fee expense.

Financial Information of Individually Significant Unconsolidated Joint Ventures

Following is summarized financial information for INP Retail LP.  For financial reporting purposes, the Company considers this joint venture to be an individually significant unconsolidated joint venture.

	INP Retail, LP
	December 31, 2015	December 31, 2014
Balance Sheet:
Assets:
Investment in real estate, net	$776,502	$701,367
Other assets	55,636	53,185
Total assets	$832,138	$754,552

Liabilities:
Mortgage payable	$350,608	$295,372
Other liabilities	85,917	61,142
Total liabilities	$436,525	356,514

Total equity	$395,613	398,038

Total liabilities and equity	$832,138	754,552

	INP Retail, LP
	December 31, 2015	December 31, 2014	December 31, 2013
Statement of Operations:
Total revenues	$102,841	90,871	75,660
Total expenses	(93,230)	(84,238)	(70,827)
Income from continuing operations	$9,611	6,633	4,833

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

(6)    Secured and Unsecured Debt

Total Debt Maturity Schedule

The following table presents the principal amount of total debt maturing each year, including amortization of principal, based on debt outstanding at December 31, 2015:

	2016 (a)	2017	2018		2019		2020	Thereafter	Total
Fixed rate debt	$100,071	47,067	1,307		37,993		69,838	115,871	372,147	(b)
Weighted average interest rate	5.37%	5.05%	—%		4.42%		5.86%	4.89%	5.17%
Variable rate debt	$15,090	—	220,750	(c) (d)	200,000	(e)	—	—	435,840	(b)
Weighted average interest rate	2.69%	—%	2.23%		1.79%		—%	—%	2.04%

Total	$115,161	47,067	222,057		237,993		69,838	115,871	807,987
_____________________________________

(a)
Approximately $115,161 of the Company's mortgages payable, including required monthly principal amortization, matures prior to the end of 2016. Included in the debt maturing in 2016 is outstanding principal of approximately $90,247 secured by the Company's Algonquin Commons property. The loans encumbering Algonquin Commons have matured and the property is currently subject to foreclosure litigation and the Company cannot currently predict the outcome of the litigation. The Company intends to repay the remaining maturing debt upon maturity using available cash and/or borrowings under our unsecured line of credit facility.

(b)
The total debt above reflects the total principal amount outstanding. The consolidated balance sheets at December 31, 2015 reflect the value of the debt including the remaining unamortized mortgages premium/discount of $1,599.

(c)
Included in the debt maturing during 2018 is the Company's unsecured line of credit facility, which matures in July 2018, totaling $165,000. The Company pays interest only during the term of this facility at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company's leverage ratio. As of December 31, 2015, the weighted average interest rate on outstanding draws on the line of credit facility was 1.82%. This credit facility requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2015, the Company was in compliance with these financial covenants.

(d)
Included in the debt maturing during 2018 is the Company’s $50,000 term loan which matures in November 2018.  The Company pays interest only during the term of this loan at a variable rate, with an interest rate floor of 3.50%.  As of December 31, 2015, the interest rate on this term loan was 3.50%. This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2015, the Company was in compliance with these financial covenants.

(e)
Included in the debt maturing during 2019 is the Company’s $200,000 term loan which matures in July 2019. The Company pays interest only during the term of this loan at a variable rate equal to a spread over LIBOR, in effect at the time of the borrowing, which fluctuates with the Company’s leverage ratio.  As of December 31, 2015, the weighted average interest rate on the term loan was 1.79%.  This term loan requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2015, the Company was in compliance with these financial covenants.

Mortgages Payable

The Company’s mortgages payable are secured by certain of its investment properties.  The face value of mortgage loans outstanding as of December 31, 2015 was $392,987 and they bore interest at a weighted average interest rate of 5.04% per annum. Of this amount, $372,147 bore interest at fixed rates ranging from 4.00% to 6.03% per annum and a weighted average fixed interest rate of 5.13% per annum as of December 31, 2015. The remaining $20,840 of mortgage debt bears interest at variable rates with a weighted average interest rate of 2.69% per annum as of December 31, 2015. The consolidated balance sheets at December 31, 2015 include the remaining unamortized mortgages premium/discount of $1,599. As of December 31, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through February 2023.  The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

The Company currently has one interest rate swap outstanding that is used to hedge the variable cash flows associated with its variable-rate debt.  The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in comprehensive income (expense) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.  The Company has entered into one interest rate swap contract as a requirement under a secured mortgage and the hedging relationship is considered to be highly effective as of December 31, 2015.

Amounts reported in comprehensive income (expense) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The Company estimates that an additional $1,773 will be reclassified from comprehensive income (expense) as an increase to interest expense over the next twelve months.

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

As of December 31, 2015 and 2014, the Company had the following outstanding interest rate derivative designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Notional
	December 31, 2015	December 31, 2014
Interest Rate Swap	$60,000	$60,000

The table below presents the fair value of the Company’s derivative financial instrument as well as its classification on the consolidated balance sheets as of December 31, 2015 and 2014.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

	Derivative Liability As of December 31, 2015		Derivative Liability As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivative designated as a cash flow hedge:
Interest rate swap	Other liabilities	$5,975	Other liabilities	$6,338

The table below presents the effect of the Company’s derivative financial instrument on comprehensive income for the years ended December 31, 2015, 2014 and 2013.

	December 31, 2015	December 31, 2014	December 31, 2013
Amount of gain (loss) recognized in comprehensive income on derivative, net	$(1,729)	(3,546)	3,036
Amount of loss reclassified from accumulated comprehensive income into interest expense	2,092	2,112	2,091
Unrealized gain (loss) on derivative	$363	(1,434)	5,127

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.

As of December 31, 2015, the fair value of derivatives in a liability position related to this agreement was $5,975. If the Company breached any of the contractual provisions of the derivative contract, it would be required to settle its obligation under the agreement at its termination value of $6,381.

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

The Company pays interest only, on a monthly basis during the term of the Credit Agreements, with all outstanding principal and unpaid interest due upon termination of the Credit Agreements.  The Company is also required to pay, on a quarterly basis, an amount less than 1% per annum on the average daily funds remaining under this line.  As of December 31, 2015 and 2014, the outstanding balance on the line of credit facility was $165,000 and $190,000, respectively. As of December 31, 2015, the Company had up to $110,000 available under its line of credit facility, not including the accordion feature.  Availability under the line of credit facility may be limited due to covenant compliance requirements in the Credit Agreements.

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

Convertible Notes

In August 2010, the Company issued $29,215 in face value of 5.0% convertible senior notes due 2029 (the "Notes”), all of which were repaid during the year ended December 31, 2014. The Company accounted for the Notes by separately accounting for the debt and equity components of the notes. The value assigned to the debt component was the estimated fair value of a similar bond without the conversion feature, which resulted in the debt being recorded at a discount. The debt was subsequently accreted to its par value over the conversion period with a rate of interest being reflected in earnings that reflected the market rate at issuance. The Company initially recorded $9,412 to additional paid in capital on the accompanying consolidated balance sheets, to reflect the equity portion of the Notes. The debt component was recorded at its fair value, which reflected an unamortized debt discount.

During the year ended December 31, 2014, in accordance with the Company's right to redeem the Notes, all of the Notes were repaid with a payment of $32,497, which included the conversion premium of $3,281. The fair value of the debt was equal to the carrying value at the time of the redemption, and as a result, the conversion premium was recorded as a reduction to additional paid in capital.

Total interest expense related to the Notes for the years ended December 31, 2014 and 2013 was calculated as follows:

	December 31, 2014	December 31, 2013
Interest expense at coupon rate	$1,288	1,472
Discount amortization	425	463
Total interest expense (a)	$1,713	1,935
 _____________________________________

(a)	The effective interest rate of the Notes is 7.0%, which is the rate at which a similar instrument without the conversion feature could have been obtained in August 2010.

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

For assets and liabilities measured at fair value on a recurring basis or for which fair value disclosure is required, quantitative disclosure of the fair value for each major category of assets and liabilities is presented below:

	Fair value measurements at December 31, 2015 using
Description	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative liability (a)	$5,975	—
Variable rate debt (b)	—	435,558
Fixed rate debt (b)	—	393,320
Total liabilities	$5,975	828,878

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

Level 3
The fair value of both variable and fixed rate debt is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The Company estimates the fair value of its total debt by discounting the future cash flows of each instrument at rates currently offered for similar debt instruments of comparable maturities by the Company’s lenders. At December 31, 2015 and 2014, the Company used rates of 3.4% for fixed rate debt in each period and 2.0% and 1.9%, respectively, for variable rate debt in each period.  The Company has not elected the fair value option with respect to its debt.

The Company’s financial instruments, principally escrow deposits, accounts payable and accrued expenses, and working capital items, are short term in nature and their carrying amounts approximate their fair value at December 31, 2015 and 2014.

The following table summarizes activity for the Company’s assets measured at fair value on a non-recurring basis.  The Company recognized certain non-cash impairment charges to write down the investments to their fair values in the years ended December 31, 2015, 2014, and 2013.  The asset groups that were impaired to fair value through this evaluation were:

	Year ended December 31, 2015		Year ended December 31, 2014		Year ended December 31, 2013
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)	Total Impairment Loss
Investment properties	$42,838	10,558	3,900	222	17,850	5,748
Investment in and advances to unconsolidated joint ventures	—	—	—	—	1,593	10,468
	$42,838	10,558	3,900	222	19,443	16,216

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

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

(8)    Stockholder's Equity

In November 2012, the Company entered into a three-year Sales Agency Agreement with BMO Capital Markets Corp., Jefferies & Company, Inc. and KeyBanc Capital Markets, Inc. (together the "Agents"). The Sales Agency Agreement provided that the Company could offer and sell shares of its common stock having an aggregate offering price of up to $150,000 from time to time through the Agents. Offers and sales of shares of its common stock, if any, were to be made in privately negotiated transactions or by any other method deemed to be an “at the market” offering as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange or to or through a market maker.  The Company has referred to this arrangement with the Agents in this report on Form 10-K as its ATM issuance program. As of December 31, 2015, the Company has issued an aggregate of approximately 1,263 shares of its common stock through the ATM issuance program. The Company received net proceeds of approximately $12,842 from the issuance of these shares, comprised of approximately $13,038 in gross proceeds, offset by approximately $196 in commissions and fees. This agreement expired on November 5, 2015.

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

As of December 31, 2015, the Company had no cumulative Preferred Stock dividends in arrears.

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

The Merger Agreement provides that Parent will cause the Surviving Entity to exercise its special optional redemption right with respect to the Company’s issued and outstanding Series A Preferred Stock and Series B Preferred Stock within 15 days after the closing of the Merger.

(9)    Accumulated other comprehensive loss

The following table indicates the changes and reclassifications affecting other comprehensive loss by component for the year ended December 31, 2015.

Gain (loss) on derivative instruments
Balance at December 31, 2014	$(6,338)

Unrealized loss on valuation of swap agreements	(1,729)
Reclassification of realized interest on swap agreements	2,092
Net other comprehensive income (loss)	363

Balance at December 31, 2015	$(5,975)

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

In order to maintain the Company’s status as a REIT, the Company must distribute at least 90% of its taxable income, subject to certain adjustments, to its stockholders.  For the years ended December 31, 2015 and 2014, the Company’s taxable income was $62,181 and $59,652, respectively.  Holders of shares of the Company's Series A Preferred Stock and Series B Preferred Stock are entitled to receive, when and as authorized by the board of directors, cumulative preferential cash distributions based on the stated rate and liquidation preference per annum.  The Company declared monthly distributions on our Series A Preferred Stock totaling $8,938, or $2.03 on an annual basis per share for the years ended December 31, 2015 and 2014. The following table sets forth the taxability of distributions on shares of Series A Preferred Stock, on a per share basis, paid in 2015 and 2014:

	2015 (a)	2014 (b)
Ordinary income	$2.031	2.031
Qualified dividends (c)	0.107	0.086
 _____________________________________

(a)
The January distribution declared on December 15, 2015, with a record date of January 4, 2016 and a payment date of January 15, 2016, is reportable for tax purposes in 2016 and is not reflected in the 2015 allocation.

(b)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

The Company declared monthly distributions on our Series B Preferred Stock, issued in October 2014, totaling $6,950 and $1,428, or $1.74 on an annual basis per share for the years ended December 31, 2015 and 2014, respectively. The following table sets forth the taxability of distributions on shares of Series B Preferred Stock, on a per share basis, paid in 2015 and 2014:

	2015 (a)	2014 (b)
Ordinary income	$1.738	0.285
Qualified dividends (c)	0.091	0.012
 _____________________________________

(a)
The January distribution declared on December 15, 2015, with a record date of January 4, 2016 and a payment date of January 15, 2016, is reportable for tax purposes in 2016 and is not reflected in the 2015 allocation.

(b)
The January distribution declared on December 15, 2014, with a record date of January 2, 2015 and a payment date of January 15, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income

The Company declared monthly distributions to its common stockholders totaling $57,286 and $56,976 or at a rate equal to $0.57 per annum per common share for the years ended December 31, 2015 and 2014, respectively.  Future distributions are determined by the Company’s board of directors.  The Company expects to continue paying distributions to maintain its status as a REIT.  The following table sets forth the taxability of distributions on common shares, on a per share basis, paid in 2015 and 2014:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

	2015 (a)	2014 (b)
Ordinary income	$0.470	$0.561
Non-taxable return of capital	0.100	0.009
Qualified dividends (c)	0.025	0.024
 _____________________________________

(a)
The January distribution declared on December 17, 2015, with a record date of January 4, 2016 and a payment date of January 18, 2016, is reportable for tax purposes in 2016 and is not reflected in the 2015 allocation.

(b)
The January distribution declared on December 17, 2014, with a record date of December 31, 2014 and a payment date of January 20, 2015, is reportable for tax purposes in 2015 and is not reflected in the 2014 allocation.

(c)	Represents additional characterization of amounts included in Ordinary income.

(11)    Stock Option Plan

The Company adopted the Independent Director Stock Option Plan (“Plan”) with the commencement of its first offering in 1994.  A total of 50 shares were authorized and reserved for issuance under this Plan.  Only independent directors were eligible to participate in the Plan.  The Plan granted each Independent Director an option to acquire 3 shares of common stock as of the date they became a director and an additional 1 share on the date of each annual stockholders’ meeting.  The options for the initial 3 shares granted were exercisable as follows: 1 share on the date of grant and 1 share on each of the first and second anniversaries of the date of grant.  The succeeding options were exercisable on the second anniversary of the date of grant.  As of December 31, 2015, options to purchase all 50 authorized shares were issued, of which 29 have been exercised, 6 were retired and 15 have expired.

In 2005, the Company adopted the 2005 Equity Award Plan (“2005 Plan”) and it was approved by the Company's stockholders.  The 2005 Plan governs grants of equity based awards to our officers, employees and directors.  Under the 2005 Plan, a total of 49 options have been issued to board members and a total of 21 have been issued to certain of the Company’s executive officers as of December 31, 2015, of which 20 have been exercised.  The outstanding options have exercise prices ranging from $6.85 to $19.96 per share.

In 2014, the Company adopted the 2014 Equity Award Plan ("2014 Plan") and it was approved by the Company's stockholders. The 2014 Plan governs grants of equity based awards to our officers, employees and directors in the form of restricted shares. The 2014 Plan does not have a provision for the issuance of stock options.

(12)    Deferred Stock Compensation

The Company has issued restricted common stock to certain officers of the Company pursuant to employment agreements entered into with these officers, employment incentives and as an additional form of compensation to the Company's board of directors.

The share price of the issued shares is determined by averaging the high and low selling price on the date of issue, as reported by the New York Stock Exchange.  Each officer vests an equal portion of shares over a five-year vesting period, beginning one year from the date of issuance of the award. Each director vests an equal portion of shares over a three-year vesting period, beginning one year from the date of issuance of the award.  The officers/directors may receive additional restricted shares of the Company’s common stock, which are also subject to the applicable vesting period.  The number of these shares is to be determined based upon the future performance of the Company.  Salary expense of $1,262, $1,318 and $909 were recorded in connection with the vesting of these shares, for the years ended December 31, 2015, 2014 and 2013, respectively.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

A summary of restricted stock grant activity for the years ended December 31, 2015, 2014, and 2013 is presented below:

	Unvested Restricted Shares	Weighted Average share price on the date of issuance
Outstanding at January 1, 2013	231
Shares granted	167	$9.75
Shares vested	(67)

Outstanding at December 31, 2013	331
Shares granted	218	$10.40
Shares vested	(105)

Outstanding at December 31, 2014	444
Shares granted	51	$9.45
Shares vested	(143)

Outstanding at December 31, 2015	352

As of December 31, 2015, the Company had approximately $1,956 in deferred stock compensation related to unvested shares, which it expects to recognize as the shares vest over the next five years.

(13)    Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

2016	$118,989
2017	110,980
2018	96,439
2019	77,353
2020	58,554
Thereafter	170,750
Total	$633,065

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

Certain tenant leases contain provisions providing for “stepped” rent increases.  U.S. GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying consolidated financial statements include increases of $735, $1,519 and $1,322 for the years ended December 31, 2015, 2014 and 2013, respectively, of rental income for the period of occupancy for which stepped rent increases apply and $24,119 and $23,384 in related accounts receivable as of December 31, 2015 and 2014, respectively.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

The Company leases its corporate office and the lease expires in 2026. Rental expense is recorded on a straight-line basis under the office lease. The following is a schedule of future minimum rental payments required under the office lease:

2016	$—
2017	928
2018	929
2019	929
2020	930
Thereafter	6,506
Total	$10,222

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

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

The Company had no uncertain tax positions as of December 31, 2015.  The Company expects no significant increases or decreases in uncertain tax positions due to changes in tax positions within one year of December 31, 2015. The Company has no material interest or penalties relating to income taxes recognized in the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013 or in the consolidated balance sheets as of December 31, 2015 and 2014. As of December 31, 2015, returns for the calendar years 2012 through 2014 remain subject to examination by U.S. and various state and local tax jurisdictions.

Income taxes have been provided for on the asset and liability method, as required by existing guidance.  Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The taxable REIT subsidiaries' benefit (expense) provision for income taxes for the years ended December 31, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
Current:
Federal	$(1,903)	(1,349)	5,463
State	(46)	(262)	(60)
Deferred:
Federal	429	319	(4,023)
State	(269)	(47)	(15)
Valuation Allowance	(5)	(116)	1,356
Total income tax benefit (expense)	$(1,794)	(1,455)	2,721

The actual income tax expense of the taxable REIT subsidiaries for the years ended December 31, 2015, 2014 and 2013 differs from the “expected” income tax expense (computed by applying the appropriate U.S. Federal income tax rate to earnings before income taxes) as a result of the following:

	2015	2014	2013
Computed “expected” income tax benefit (expense) (34%)	$(1,441)	(1,191)	1,303
State income taxes, net Federal income tax effect	(195)	(148)	65
Permanent differences	(153)	—	(3)
Change in valuation allowance	(5)	(116)	1,356
Total income tax benefit (expense)	$(1,794)	(1,455)	2,721

The components of the deferred tax assets and deferred tax liabilities relating to the taxable REIT subsidiaries at December 31, 2015 and 2014 were as follows:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

	December 31, 2015	December 31, 2014
Deferred Tax Assets
Building and improvements, principally due to differences in depreciation	$—	38
Prepaid rents	—	(3)
Amortization of organization costs	10	11
Equity in earnings of unconsolidated joint ventures and amortization of basis differences	35	31
Asset impairments	14,623	14,309
Capitalized real estate taxes	332	332
Capitalized interest	400	400
State Net Operating Losses	668	842
Gross deferred tax assets	16,068	15,960
Valuation allowance	(1,361)	(1,356)
Total deferred tax assets	$14,707	14,604

Deferred Tax Liabilities
Straight-line rent	4	3
Investment in joint ventures	479	479
Amortization of lease intangibles	(84)	(135)
Total deferred tax liabilities	$399	347
Net deferred tax assets	$14,308	14,257

The Company estimated its income tax expense relating to its taxable REIT subsidiaries using a combined federal and state rate of approximately 40% for the tax years ended December 31, 2015, 2014 and 2013.

Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company has recorded $1,361 and $1,356, as a valuation allowance against its deferred tax assets at December 31, 2015 and 2014, respectively.  The balance of deferred tax assets and deferred tax liabilities are included in other assets and other liabilities, respectively, on the accompanying consolidated balance sheets.

(15)    Earnings per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the basic weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercise of existing options or other contracts.  As of December 31, 2015 and 2014, options to purchase 50 and 61 shares of common stock, respectively, at exercise prices ranging from $6.85 to $19.96 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial or anti-dilutive for the periods presented.

As of December 31, 2015, 844 shares of common stock have been issued pursuant to employment agreements, employment incentives and as director compensation. Of the total shares issued, 486 have vested and 6 have been cancelled.  The unvested shares are excluded from the computation of basic EPS but reflected in diluted EPS by application of the treasury stock method unless the effect would be immaterial or anti-dilutive.

The following is a reconciliation of the numerator and denominator used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

	2015		2014		2013
Numerator:
Income from continuing operations	$25,544		38,402		99,769
Income from discontinued operations	—		707		11,910
Net income	25,544		39,109		111,679
Less: Net (income) loss attributable to the noncontrolling interest	(13)		66		5
Net income attributable to Inland Real Estate Corporation	25,531		39,175		111,684
Dividends on preferred shares	(15,888)		(10,366)		(8,949)
Net income attributable to common stockholders	$9,643		28,809		102,735
Denominator:
Denominator for net income per common share — basic:
Weighted average number of common shares outstanding	100,090		99,543		95,279
Effect of dilutive securities:
Unvested restricted shares	397	(a)	395	(a)	283	(a)
Denominator for net income per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	100,487		99,938		95,562
_____________________________________

(a)	Unvested restricted shares of common stock have a dilutive impact, although it is not material to the periods presented.

(16)    Transactions with Related Parties

The Company has paid affiliates of TIGI for real estate-related brokerage services, and for certain administrative services, including, but not limited to, payroll preparation and management, data processing, insurance consultation and placement, property tax reduction services and mail processing. These TIGI affiliates provided these services at cost, with the exception of the broker commissions, which were charged as a percentage of the gross transaction amount. TIGI, through its affiliates, beneficially owns approximately 12.6% of the Company’s outstanding common stock as of December 31, 2015. Daniel L. Goodwin, one of our directors, owns a controlling amount of the stock of TIGI. The Company also leased its corporate office from TIGI affiliates.

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

The Company’s previous office lease, from TIGI affiliates, expired in 2015. The Company executed an 11-year office lease with a third party and relocated its corporate office early in the first quarter of 2016.

During the year ended December 31, 2015, the Company completed the process of transitioning its computer services from a TIGI affiliate to a third-party managed service provider. As of December 31, 2015, the Company does not expect to incur additional fees for these services from TIGI affiliates.

Amounts paid to TIGI and/or its affiliates for services and office space provided to the Company are set forth below.

	December 31, 2015	December 31, 2014	December 31, 2013
Investment advisor	$—	—	58
Loan servicing	—	67	128
Property tax payment/reduction work	—	232	255
Computer services	1,443	860	720
Other service agreements	228	212	214
Broker commissions	—	104	120
Office rent and reimbursements	825	708	479
Total	$2,496	2,183	1,974

Joel Simmons, one of the Company’s directors, is the Executive Managing Director of Newmark Grubb Knight Frank (“NGKF”), a global provider of real estate services. The Company’s joint venture with PGGM paid mortgage brokerage fees to NGKF of $195 during the year ended December 31, 2015. No mortgage brokerage fees were paid to NGKF during the years ended December 31, 2014 and 2013. Mr. Simmons had an indirect personal interest as a broker in this transaction.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

On February 10, 2015, the Company entered into a Limited Liability Company Agreement with NARE to acquire, develop, operate and manage an investment property located in Schaumburg, Illinois. The Company has a 95% equity interest in the joint venture and NARE has a 5% interest. On December 30, 2014, the Company entered into a promissory note and first mortgage and security agreement with the principal of NARE in the amount of $24,750. Reference is made to Note 4, “Mortgages Receivable” for a description of the loan arrangement with the NARE principal and subsequent payoff during the year ended December 31, 2015.

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

The Company's primary business is the ownership and operation of neighborhood, community and power shopping centers. The Company does not distinguish or group its operations on a geographical basis, or any other basis, when measuring performance. Accordingly, the Company aggregates all of its investment properties into a single reporting segment for disclosure purposes in accordance with GAAP.

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

Three putative class action complaints challenging the Merger-related transactions were filed on January 5, 2016 and January 6, 2016: Mattos v. Inland Real Estate Corp., et al.; Perrone v. Inland Real Estate Corp., et al.; and Rosen v. Inland Real Estate Corp., et al. All three complaints were filed in Maryland state court, in the Circuit Court for Baltimore City, and each brought claims against the Company, members of the Board, the Parent Parties and Merger Sub. On February 5, 2016 the parties filed a stipulation to consolidate the three pending shareholder complaints and any additional related complaints received in the future.  On February 23, 2016 plaintiffs filed a consolidated Amended Class Action Complaint (the “Amended Complaint”). The allegations in the Amended Complaint raise putative class claims against the Company, members of the Board, the Parent Parties and Merger Sub. In particular, the Amended Complaint alleges that the Merger Consideration was insufficient, the Merger Agreement contained unreasonable deal protection devices, including, for example, use of a "no-solicitation" provision, and that the Company issued inadequate proxy disclosures in relation to the Merger. The Amended Complaint generally alleges breaches of fiduciary duty by members of the Board in connection with the Merger Agreement. Further, the Amended Complaint alleges that some or all of the Company, the Parent Parties and Merger Sub aided and abetted the purported breaches of fiduciary duty. The Amended Complaint seeks unspecified damages and attorneys' fees, as well as, or in substitution for, certain equitable and injunctive relief, including an order enjoining the defendants from completing the Merger, or, in the event the Merger is consummated, rescission of the transaction. The Company believes these civil actions are wholly without merit and intends to vigorously defend against them. Additional civil actions may be filed against the Company, the Parent Parties, Merger Sub and/or any of their respective directors in connection with the Merger. The Company cannot currently assess the likely outcome of these matters.

(19)    Subsequent Events

The Company has evaluated events subsequent to December 31, 2015 through February 26, 2016, the date of the financial statement issuance.

Dispositions
On February 3, 2016, the Company sold Southshore Shopping Center, located in Boise, Idaho to an unaffiliated third party for $7,750, a price above its current carrying value.

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

Distributions
On January 15, 2016, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on January 4, 2016.

On January 15, 2016, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution was payable on February 16, 2016 to the stockholders of record at the close of business on February 1, 2016.

On January 15, 2016, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on January 4, 2016.

On January 15, 2016, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock. This distribution was payable on February 16, 2016 to the stockholders of record at the close of business on February 1, 2016.

On January 19, 2016, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on January 4, 2016.

On January 19, 2016, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution was payable on February 17, 2016 to the stockholders of record at the close of business on February 1, 2016.

On February 16, 2016, the Company announced that it had declared a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock.  This distribution is payable on March 15, 2016 to the stockholders of record at the close of business on March 1, 2016.

On February 16, 2016, the Company paid a cash distribution of $0.169271 per share on the outstanding shares of its 8.125% Series A Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on February 1, 2016.

On February 16, 2016, the Company announced that it had declared a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock.  This distribution is payable on March 15, 2016 to the stockholders of record at the close of business on March 1, 2016.

On February 16, 2016, the Company paid a cash distribution of $0.144791667 per share on the outstanding shares of its 6.95% Series B Cumulative Redeemable Preferred Stock to stockholders of record at the close of business on February 1, 2016.

On February 17, 2016, the Company paid a cash distribution of $0.0475 per share on the outstanding shares of its common stock to stockholders of record at the close of business on February 1, 2016.

On February 17, 2016, the Company announced that it had declared a cash distribution of $0.0475 per share on the outstanding shares of its common stock.  This distribution is payable on March 17, 2016 to the stockholders of record at the close of business on March 1, 2016.

(20)    Quarterly Operating Results (unaudited)

The following represents results of operations for the quarters during the years 2015 and 2014.

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$50,553	48,244	49,336	55,767
Income from continuing operations	1,618	12,250	8,643	3,033
Net income (loss) attributable to common stockholders	(2,316)	8,302	4,689	(1,032)
Income (loss) from continuing operations per common share, basic	(0.02)	0.08	0.05	(0.01)
Income (loss) from continuing operations per common share, diluted	(0.02)	0.08	0.05	(0.01)
Net income (loss) per common share, basic	(0.02)	0.08	0.05	(0.01)
Net income (loss) per common share, diluted	(0.02)	0.08	0.05	(0.01)

INLAND REAL ESTATE CORPORATION
Notes to Consolidated Financial Statements
December 31, 2015

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$50,639	48,210	48,807	57,106
Income from continuing operations	6,348	4,535	12,605	14,914
Net income attributable to common stockholders	2,865	2,342	10,412	13,190
Income from continuing operations per common share, basic	0.03	0.02	0.10	0.13
Income from continuing operations per common share, diluted	0.03	0.02	0.10	0.13
Net income per common share, basic	0.04	0.02	0.10	0.13
Net income per common share, diluted	0.04	0.02	0.10	0.13

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Single-user
Carmax Schaumburg, IL	$—	7,142	13,460	1	7,142	13,461	20,603	7,665	1998	12/98
Carmax Tinley Park, IL	—	6,789	12,112	5	6,789	12,117	18,906	6,900	1998	12/98
County Fair Marketplace (fka Cub Foods) Hutchinson, MN	—	875	4,589	(67)	875	4,522	5,397	2,183	1999	01/03
Freeport Commons Freeport, IL	—	725	1,725	2	725	1,727	2,452	1,016	1998	12/98
Fresh Market Lincolnshire Lincolnshire, IL	—	1,140	2,383	35	1,140	2,418	3,558	201	2013	10/12
Glendale Heights Retail Glendale Heights, IL	—	1,265	6,452	10	1,265	6,462	7,727	3,931	1997	09/97
Mosaic Crossing West Chicago, IL	—	1,980	2,040	(964)	1,332	1,724	3,056	348	1990	01/98
PetSmart Gurnee, IL	—	915	2,389	—	915	2,389	3,304	1,168	1997	04/01
Pick 'N Save Waupaca, WI	—	1,196	6,942	(922)	1,196	6,020	7,216	2,048	2002	03/06
Roundy’s Menomonee Falls, WI	10,144	4,875	15,848	(2,408)	4,875	13,440	18,315	2,379	2010	11/10
Verizon Joliet, IL	—	170	883	48	170	931	1,101	562	1995	05/97

Neighborhood Retail Centers
22nd Street Plaza Outlot Oakbrook Terrace, IL	—	750	1,230	324	750	1,554	2,304	892	1985	11/97
Big Lake Town Square Big Lake, MN	—	1,978	8,028	(144)	2,136	7,726	9,862	2,776	2005	01/06
Brunswick Market Center Brunswick, OH	—	1,516	11,193	4,423	1,552	15,580	17,132	6,751	97/98	12/02
Cliff Lake Centre Eagan, MN	—	2,517	3,057	(225)	2,517	2,832	5,349	1,349	1988	09/99
Cobbler Crossing Elgin, IL	6,373	1,840	8,516	(2,110)	1,840	6,406	8,246	567	1993	05/97

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Downers Grove Market Downers Grove, IL	$—	6,224	11,617	(86)	6,224	11,531	17,755	6,632	1998	03/98
Dunkirk Square Maple Grove, MN	4,050	2,173	5,758	3,734	2,085	9,580	11,665	3,349	1998	09/99
Edinburgh Festival Brooklyn Park, MN	—	2,214	6,366	648	2,225	7,003	9,228	3,609	1997	10/98
Elmhurst City Centre Elmhurst, IL	—	2,050	2,739	144	2,050	2,883	4,933	1,548	1994	02/98
Forest Lake Marketplace Forest Lake, MN	—	4,907	10,209	(2,964)	4,907	7,245	12,152	708	2001	09/02
Grand Hunt Center Outlot Gurnee, IL	—	970	2,623	98	970	2,721	3,691	1,654	1996	12/96
Hammond Mills Hammond, IN	—	1,230	8,972	321	1,230	9,293	10,523	4,853	98/99	05/99 12/98
Hickory Creek Market Place Frankfort, IL	—	1,797	7,253	231	1,797	7,484	9,281	3,810	1999	08/99
Iroquois Center Naperville, IL	—	3,668	7,899	1,871	3,668	9,770	13,438	5,147	1983	12/97
Maple View Grayslake, IL	—	6,372	17,228	(4,922)	6,372	12,306	18,678	1,129	2005	03/05
Medina Marketplace Medina, OH	—	2,769	6,846	2,217	2,769	9,063	11,832	4,289	56/99	12/02
Nantucket Square Schaumburg, IL	—	1,908	2,376	1,350	1,908	3,726	5,634	2,175	1980	09/95
Oak Forest Commons Oak Forest, IL	—	2,796	9,030	538	2,796	9,568	12,364	5,465	1998	03/98
Oak Forest Commons III Oak Forest, IL	—	205	907	(72)	205	835	1,040	440	1999	06/99
Plymouth Collection Plymouth, MN	—	1,459	5,175	381	1,459	5,556	7,015	3,068	1999	01/99
Ravinia Plaza Orland Park, IL	—	6,200	19,892	(2,802)	6,200	17,090	23,290	1,600	1990	10/06
Regal Showplace Crystal Lake, IL	—	5,984	16,179	(17,450)	1,566	3,147	4,713	284	1998	03/05

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Neighborhood Retail Centers
Rose Plaza Elmwood Park, IL	$—	1,530	1,853	231	1,530	2,084	3,614	1,132	1997	11/98
Schaumburg Plaza Schaumburg, IL	—	2,446	4,566	2,969	2,470	7,511	9,981	3,195	1994	06/98
Shoppes at Mill Creek Palos Park, IL	7,716	4,448	12,320	(3,398)	4,448	8,922	13,370	808	1989	03/98
Shops at Cooper's Grove Country Club Hills, IL	—	1,401	1,992	(1,227)	1,025	1,141	2,166	214	1991	01/98
Six Corners Plaza Chicago, IL	—	1,440	4,533	2,855	1,440	7,388	8,828	4,181	1966	10/96
St. James Crossing Westmont, IL	—	2,611	4,887	426	2,579	5,345	7,924	2,992	1990	03/98
Townes Crossing Oswego, IL	6,289	3,059	7,904	2,415	2,872	10,506	13,378	4,831	1988	08/02
Weaverville Plaza Weaverville, NC	5,750	4,798	6,627	(1,668)	4,798	4,959	9,757	38	1988	10/15
Westriver Crossings Joliet, IL	—	2,317	3,320	(56)	2,317	3,264	5,581	1,681	1999	08/99
Woodland Heights Streamwood, IL	4,175	2,976	6,652	840	2,976	7,492	10,468	4,066	1956	06/98

Community Centers
Apache Shoppes Rochester, MN	—	1,791	6,927	1,507	1,879	8,346	10,225	1,031	2005	12/06
Aurora Commons Aurora, IL	6,443	3,220	8,284	2,562	3,220	10,846	14,066	5,542	1988	01/97
Bergen Plaza Oakdale, MN	—	5,347	11,700	5,840	5,347	17,540	22,887	7,829	1978	04/98
Bohl Farm Marketplace Crystal Lake, IL	—	5,800	9,889	1,595	5,800	11,484	17,284	5,593	2000	12/00
Burnsville Crossing Burnsville, MN	—	2,061	4,667	3,429	2,061	8,096	10,157	3,504	1989	09/99
Chatham Ridge Chicago, IL	16,904	12,440	35,175	(1,889)	12,440	33,286	45,726	2,982	1999	02/00

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
Chestnut Court Darien, IL	$—	5,720	10,275	5,533	5,720	15,808	21,528	8,131	1987	03/98
Goldenrod Marketplace Orlando, FL	—	3,648	15,553	(1,963)	3,648	13,590	17,238	941	2013	12/13
Greentree Centre & Outlot Racine, WI	—	3,889	9,074	(2,480)	3,889	6,594	10,483	623	1990	02/05
Hawthorn Village Commons Vernon Hills, IL	6,443	2,619	5,888	2,493	2,635	8,365	11,000	4,810	1979	08/96
Lansing Square Lansing, IL	—	4,075	12,179	(10,064)	2,686	3,504	6,190	481	1991	12/96
Marketplace at Six Corners Chicago, IL	—	6,937	19,233	(3,769)	6,937	15,464	22,401	1,393	1997	11/98
Mokena Marketplace Mokena, IL	—	6,321	6,490	(2,477)	3,475	6,859	10,334	418	2008	03/14
Orchard Crossing Ft. Wayne, IN	—	6,026	12,474	3,060	7,326	14,234	21,560	2,537	2008	04/07
Park Avenue Centre Highland Park, IL	—	3,200	6,607	6,560	3,200	13,167	16,367	4,866	1996	05/06
Park Center Tinley Park, IL	—	5,363	8,523	(1,968)	4,196	7,722	11,918	3,859	1988	12/98
Park St. Claire Schaumburg, IL	—	320	987	221	320	1,208	1,528	723	1994	12/96
Shingle Creek Center Brooklyn Center, MN	—	1,228	2,262	241	1,228	2,503	3,731	1,146	1986	09/99
The Shops At Orchard Place Skokie, IL	22,973	16,301	28,626	(142)	15,981	28,804	44,785	12,386	2000	12/02
Skokie Fashion Square Skokie, IL	—	2,394	6,822	3,952	2,394	10,774	13,168	5,706	1984	12/97
Skokie Fashion Square II Skokie, IL	—	878	2,757	(221)	878	2,536	3,414	950	1984	11/04
Thatcher Woods Center River Grove, IL	—	8,800	18,628	(2,232)	8,800	16,396	25,196	1,334	1969	04/02
The Plaza Brookfield, WI	—	4,798	8,759	1,887	4,658	10,786	15,444	5,585	1985	02/99

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Community Centers
Two Rivers Plaza Bolingbrook, IL	$—	1,820	4,990	723	1,820	5,713	7,533	2,751	1994	10/98
Westbury Square Huntsville, AL	—	3,125	20,178	(1,536)	3,125	18,642	21,767	536	1990	03/15

Power Centers
Baytowne Shoppes/Square Champaign, IL	—	3,821	8,853	1,795	3,821	10,648	14,469	5,399	1993	02/99
Bradley Commons Bradley, IL	14,330	2,964	22,855	(3,294)	2,964	19,561	22,525	3,101	2007	11/11
Crystal Point Crystal Lake, IL	16,449	7,290	29,463	(1,132)	7,290	28,331	35,621	10,915	76/98	07/04
Deertrace Kohler Kohler, WI	9,691	1,622	11,921	1,515	1,622	13,436	15,058	5,910	2000	07/02
Deertrace Kohler II Kohler, WI	—	925	3,683	(356)	879	3,373	4,252	1,693	03/04	08/04
Joliet Commons Joliet, IL	11,237	4,089	15,684	7,436	4,089	23,120	27,209	7,976	1995	10/98
Joliet Commons Phase II Joliet, IL	—	811	3,990	1,404	811	5,394	6,205	2,134	1999	02/00
Mankato Heights Plaza Mankato, MN	—	2,332	14,082	872	2,332	14,954	17,286	7,737	2002	04/03
Maple Park Place Bolingbrook, IL	—	3,666	11,669	2,792	3,666	14,461	18,127	7,980	1992	01/97
Orland Park Place Orland Park, IL	43,544	25,341	70,664	(1,698)	25,341	68,966	94,307	6,102	1980	04/05
Orland Park Place Outlots Orland Park, IL	—	9,970	1,657	(130)	9,840	1,657	11,497	599	2007	08/07
Orland Park Place Outlots II Orland Park, IL	—	1,225	7,525	(1,497)	1,225	6,028	7,253	814	2007	04/12
Park Place Plaza St. Louis Park, MN	6,500	4,256	8,575	(27)	4,256	8,548	12,804	4,212	1997	09/99
Pine Tree Plaza Janesville, WI	10,825	2,889	15,653	104	2,889	15,757	18,646	7,688	1998	10/99

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

		Initial Cost (A)			Gross amount at which carried at end of period (B)
	Encumbrance (C)	Land	Buildings and improvements	Adjustments to Basis (D)	Land and improvements (C)	Buildings and improvements (C)	Total (E)	Accumulated Depreciation (C)(F)	Date Constructed	Date Acq
Power Centers
Prairie Crossings Shopping Ctr Frankfort, IL	$—	4,439	20,224	(2,593)	4,439	17,631	22,070	798	2003	10/14
Randall Square Geneva, IL	16,030	6,420	31,891	(4,099)	6,420	27,792	34,212	2,605	1999	05/99
Rivertree Court Vernon Hills, IL	22,000	8,652	22,902	13,925	8,652	36,827	45,479	18,263	1988	07/97
Rochester Marketplace Rochester, MN	—	2,043	8,859	(1,222)	2,043	7,637	9,680	3,623	01/03	09/03
Salem Square Countryside, IL	4,897	1,735	4,449	4,817	1,735	9,266	11,001	4,879	1973	08/96
Schaumburg Promenade Schaumburg, IL	—	6,562	12,742	(27)	6,562	12,715	19,277	6,712	1999	12/99
Shakopee Outlot Shakopee, MN	—	865	1,939	582	865	2,521	3,386	713	2007	03/06
Shakopee Valley Marketplace Shakopee, MN	7,351	2,964	12,022	30	2,964	12,052	15,016	5,161	00/01	12/02
The Shoppes at Grayhawk Omaha, NE	—	10,581	16,525	368	10,754	16,720	27,474	6,166	01/02	02/06
University Crossings Granger, IN	—	4,392	11,634	(546)	4,392	11,088	15,480	4,439	2003	10/03
Valparaiso Walk Valparaiso, IN	11,900	2,874	19,026	(1,875)	2,874	17,151	20,025	1,822	2005	12/12
Warsaw Commons Warsaw, IN	—	1,600	11,594	(1,215)	1,600	10,379	11,979	999	2012	04/13
Woodfield Commons E/W Schaumburg, IL	17,235	9,852	26,930	(9,089)	9,851	17,845	27,696	1,766	1973	10/98

Lifestyle Centers
Algonquin Commons Algonquin, IL	90,247	13,038	88,769	(4,532)	13,038	84,237	97,275	19,579	2004	02/06
Total	$379,496	380,964	1,089,297	(2,198)	370,982	1,097,084	1,468,066	349,076

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

 Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2015 and 2014 for federal income tax purposes was approximately $1,646,676 and $1,610,283, respectively (unaudited).

(C)
Not included in the land and improvements, building and improvements, and accumulated depreciation totals are North Aurora Towne Center I & II, Shoppes at Rainbow Landing, Southshore Shopping Center, and Tanglewood Pavilions, which are considered development properties. As of December 31, 2015, these amounts for North Aurora Towne Center I & II are $1,127, $3,508, and $580 respectively. As of December 31, 2015, these amounts for Shoppes at Rainbow Landing are $3,008, $9,130, and $101 respectively. As of December 31, 2015, these amounts for Southshore Shopping Center are $398, $5,120 and $703 respectively. As of December 31, 2015, these amounts for Tanglewood Pavilions are $798, $18,922, and $267 respectively. Also not included in the encumbrance total is Tanglewood Pavilions, which as of December 31, 2015 is $15,090.

(D)
Adjustments to basis include additions to investment properties net of payments received under master lease agreements.  The Company, from time to time, receives payments under master lease agreements covering spaces vacant at the time of acquisition.  The payments range from one to two years from the date of acquisition of the property or until the space is leased and the tenants begin paying rent.  U.S. GAAP requires the Company to treat these payments as a reduction to the purchase price of the investment properties upon receipt of the payment, rather than as rental income.  As of December 31, 2015, the Company had no investment properties subject to a master lease agreement.

(E)	Reconciliation of real estate owned:

	2015	2014	2013
Balance at beginning of year	$1,519,604	1,533,870	1,291,892
Purchases of investment properties	75,231	125,851	160,448
Additions due to change in control of investment properties	—	—	341,912
Additions to investment properties, including amounts payable	32,740	21,943	21,239
Write-off of fully amortized assets	(13,439)	(18,862)	(19,440)
Sale of investment properties	(58,657)	(57,469)	(81,355)
Deconsolidation of joint venture properties	(12,096)	(92,675)	(178,345)
Building impairment	(10,269)	—	(2,768)
Construction in progress	(2,084)	6,956	287
Payments received under master leases	—	(10)	—
Balance at end of year	$1,531,030	1,519,604	1,533,870

INLAND REAL ESTATE CORPORATION
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015

 (F)              Reconciliation of accumulated depreciation:

	2015	2014	2013
Balance at beginning of year	$338,141	327,684	329,997
Depreciation expense	41,672	48,005	42,251
Write-off of fully amortized assets	(13,439)	(18,862)	(19,440)
Accumulated depreciation on sale of investment property	(15,539)	(18,120)	(24,421)
Deconsolidation of joint venture properties	(108)	(566)	(703)
Balance at end of year	$350,727	338,141	327,684

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

Based on management’s evaluation as of December 31, 2015, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the date of evaluation to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework (2013), the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2015.

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

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to, and will be contained in, our definitive proxy statement for the annual stockholders meeting to be held in 2016, which we anticipate filing no later than April 29, 2016. In the event we do not file a proxy statement for the annual stockholders meeting to be held in 2016, this information will be provided instead by an amendment to this report not later than April 29, 2016.
Item 11.  Executive Compensation

The information required by this Item 11 is incorporated by reference to, and will be contained in, our definitive proxy statement for the annual stockholders meeting to be held in 2016, which we anticipate filing no later than April 29, 2016. In the event we do not file a proxy statement for the annual stockholders meeting to be held in 2016, this information will be provided instead by an amendment to this report not later than April 29, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to, and will be contained in, our definitive proxy statement for the annual stockholders meeting to be held in 2016, which we anticipate filing no later than April 29, 2016. In the event we do not file a proxy statement for the annual stockholders meeting to be held in 2016, this information will be provided instead by an amendment to this report not later than April 29, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to, and will be contained in, our definitive proxy statement for the annual stockholders meeting to be held in 2016, which we anticipate filing no later than April 29, 2016. In the event we do not file a proxy statement for the annual stockholders meeting to be held in 2016, this information will be provided instead by an amendment to this report not later than April 29, 2016.

Item 14.  Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to, and will be contained in, our definitive proxy statement for the annual stockholders meeting to be held in 2016, which we anticipate filing no later than April 29, 2016. In the event we do not file a proxy statement for the annual stockholders meeting to be held in 2016, this information will be provided instead by an amendment to this report not later than April 29, 2016.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1)	Financial Statements:
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Balance Sheets December 31, 2015 and 2014
Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
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

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title:	Director, President and Chief Executive Officer (principal executive officer)
Date:	February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title:	Chairman of the Board	Title:	Director
Date:	February 26, 2016	Date:	February 26, 2016

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title:	Director	Title:	Director
Date:	February 26, 2016	Date:	February 26, 2016

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title:	Director	Title:	Director
Date:	February 26, 2016	Date:	February 26, 2016

	/s/ MEREDITH WISE MENDES		/s/ JOEL D. SIMMONS
By:	Meredith Wise Mendes	By:	Joel D. Simmons
Title:	Director	Title:	Director
Date:	February 26, 2016	Date:	February 26, 2016

	/s/ MARK E. ZALATORIS		/s/ BRETT A. BROWN
By:	Mark E. Zalatoris	By:	Brett A. Brown
Title:	Director, President and Chief Executive Officer (principal executive officer)	Title:	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	February 26, 2016	Date:	February 26, 2016

INLAND REAL ESTATE CORPORATION
Annual Report on Form 10-K
for the fiscal year ended December 31, 2015

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K or incorporated by reference herein:

Item No.	Description
2.1
Agreement and Plan of Merger, dated as of December 14, 2015, by and among Inland Real Estate Corporation, DRA Growth and Income Fund VIII, LLC, DRA Growth and Income Fund VIII (A), LLC, and Midwest Retail Acquisition Corp. (72) (+)

3.1	Fifth Articles of Amendment and Restatement of the Registrant, as amended (1)

3.2	Amended and Restated Bylaws of the Registrant effective April 16, 2015 (2)

3.3	Articles Supplementary to the Fifth Articles of Amendment and Restatement of the Registrant designating the 6.95% Series B Cumulative Redeemable Preferred Stock, $0.01 par value per share (3)

4.1	Specimen Stock Certificate (4)

4.2	Dividend Reinvestment Plan of the Registrant (5)

4.3	Indenture governing 5.0% Convertible Senior Notes due 2029, dated August 10, 2010 between Inland Real Estate Corporation and Wells Fargo Bank, National Association, as trustee (6)

4.4	Form of 5.0% Convertible Senior Note due 2029 (7)

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

10.59	2014 Equity Award Plan (67)

10.60	Form of 2014 Equity Award Plan Restricted Share Award Agreement for Director Grants (68)

10.61	Form of 2014 Equity Award Plan Restricted Share Award Agreement for Executive Officer Grants (69)

10.62	Third Amendment to Limited Liability Company Agreement of IRC-IREX Venture II, L.L.C., dated as of January 1, 2015 (70)

10.63	Form of Indemnification Agreement (71)

Item No.	Description
12.1	Computation of Ratios (*)

14.1	Code of Ethics (55)

21.1	Subsidiaries of the Registrant (*)

23.1	Consent of KPMG LLP, dated February 26, 2016 (*)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)

99.1
Voting Agreement, dated as of December 14, 2015, by and among Daniel L. Goodwin, the stockholders of Inland Real Estate Corporation party thereto, DRA Growth and Income Fund VIII, LLC and DRA Growth and Income Fund VIII (A), LLC. (73)

101
The following financial information from our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, is formatted in Extensible Business Reporting Language ("XBRL"): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows (v) Notes to Consolidated Financial Statements (tagged as blocks of text). (70)

(1)
Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2013 (file number (001-32185).

(2)
Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, as filed by the Registrant with the Securities and Exchange Commission on April 22, 2015 (file number 001-32185).

(3)
Incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form 8-A12B, as filed by the Registrant with the Securities and Exchange Commission on October 14, 2014 (file number 333-181164).

(4)
Incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, as filed by the Registrant with the Securities and Exchange Commission on November 16, 2012 (file number 001-32185).

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

(29)
Incorporated by reference to Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on February 29, 2013 (file number 001-32185).

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

(67)
Incorporated by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A as filed by the Registrant with the Securities and Exchange Commission on April 30, 2014 (file number 001-32185).

(68)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, for the quarterly period ended June 30, 2015, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2015 (file number 001-32185).

(69)
Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 10-Q, for the quarterly period ended June 30, 2015, as filed by the Registrant with the Securities and Exchange Commission on August 8, 2015 (file number 001-32185).

(70)
Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q, for the quarterly period ended September 30, 2015, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2015 (file number 001-32185).

(71)
Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 10-Q, for the quarterly period ended September 30, 2015, as filed by the Registrant with the Securities and Exchange Commission on November 5, 2015 (file number 001-32185).

(72)
Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Schedule 14A as filed by the Registrant with the Securities and Exchange Commission on February 18, 2016 (file number 001-32185).

(73)
Incorporated by reference to Annex B of the Registrant’s Definitive Proxy Statement on Schedule 14A as filed by the Registrant with the Securities and Exchange Commission on February 18, 2016 (file number 001-32185).

(74)
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

(+)
Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementally a copy of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

(*)	Filed as part of this Annual Report on Form 10-K.