Form 10-K/A
period 2015-12-31
INLAND REAL ESTATE CORP
filed 2016-03-25
CIK 923284

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

Documents Incorporated by Reference:  None

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed on February 26, 2016 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of our fiscal year ended December 31, 2015. In addition, in connection with the filing of this Amendment and pursuant to the rules of the United States Securities and Exchange Commission, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.
As used in this Amendment, unless the context requires otherwise, all references to “we,” “our,” “our company,” and “us” refer collectively to Inland Real Estate Corporation and its consolidated subsidiaries.

PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table presents certain information as of the date of this Amendment concerning each of our directors and executive officers serving, and chosen to serve, in such capacity:

Name	Age	Positions Held
Thomas P. D’Arcy	56	Independent Director, Chair of the Board, Member of Audit Committee
Daniel L. Goodwin	72	Director
Joel G. Herter	78	Independent Director, Chair of Audit Committee, Member of Compensation and Nominating and Corporate Governance Committees
Heidi N. Lawton	53	Independent Director, Chair of Compensation Committee, Member of Nominating and Corporate Governance Committee
Thomas H. McAuley	71	Independent Director, Chair of Nominating and Corporate Governance Committee, Member of Audit Committee
Thomas R. McWilliams	80	Independent Director, Member of Compensation and Nominating and Corporate Governance Committees
Meredith Wise Mendes	57	Independent Director, Member of Audit, Compensation and Nominating and Corporate Governance Committees
Joel D. Simmons	57	Director
Mark E. Zalatoris	58	Chief Executive Officer and Director
Brett A. Brown	51	Chief Financial Officer and Treasurer
D. Scott Carr	50	Chief Investment Officer
Beth Sprecher Brooks	61	General Counsel and Secretary
William H. Anderson	57	Senior Vice President of Transactions

Thomas P. D’Arcy has served as our chairman of the board since April 2008 and as an independent director since 2005. Mr. D’Arcy served as the chief executive officer of Healthcare Trust, Inc. and American Realty Capital Healthcare Trust III, Inc., which are publicly offered, non-traded real estate investment trusts (“REITs”), from October 2012 and April 2014, respectively, to December 2015. Mr. D’Arcy also served as chief executive officer of American Realty Capital Healthcare Trust, Inc. (NASDAQ: HCT) until it merged with and into Ventas Inc. in January 2015. From November 2009 until March 2012 Mr. D’Arcy was president and chief executive officer of Grubb & Ellis Company, a New York Stock Exchange (“NYSE”)-listed full service commercial real estate firm, and he also served on its board of directors. Prior to Grubb & Ellis Company, Mr. D’Arcy served as a principal at Bayside Realty Partners, a private real estate company focused on acquiring and developing income-producing commercial real estate. From 2001 to 2003, Mr. D’Arcy served as the chief executive officer of Equity Investment Group, a private real estate company owned by an investor group which included the Government of Singapore, the Carlyle Group and Northwestern Mutual Life Insurance Company. Prior to his tenure with Equity Investment Group, from 1995 to 2001 Mr. D’Arcy was the chairman of the board, president and chief executive officer of Bradley Real Estate, Inc., an NYSE traded real estate investment trust.

Daniel L. Goodwin has served as a director since 2001 and served as our chairman of the board from 2004 to April 2008. Mr. Goodwin was the founder of the Inland Real Estate organization in May 1968 and is currently the controlling stockholder, chairman of the board and chief executive officer of The Inland Group, Inc. (“TIGI”), a holding company that was formed in July 1982. Mr. Goodwin also serves as a director or officer of entities wholly owned or controlled by TIGI. In addition, Mr. Goodwin has served as the chairman of the board and chief executive officer of Inland Mortgage Investment Corporation since March 1990 and served as chairman and chief executive officer of Inland Bancorp, Inc., a bank holding company, since January 2001. Mr. Goodwin currently serves as director and the chairman of the board of Inland Real Estate Income Trust and Inland Residential Properties Trust, Inc., which are publicly offered, non-traded REITs sponsored by an affiliate of TIGI.
Mr. Goodwin is a member of the National Association of Realtors, the Illinois Association of Realtors, the Northern Illinois Commercial Association of Realtors, and was inducted into the Hall of Fame of the Chicago Association of Realtors in 2005. He is also the author of a nationally recognized real estate reference book for the management of residential properties. Mr. Goodwin served on the Board of the Illinois State Affordable Housing Trust Fund. He served as an advisor for the Office of

Housing Coordination Services of the State of Illinois, and as a member of the Seniors Housing Committee of the National Multi-Housing Council. He has served as Chairman of the DuPage County Affordable Housing Task Force. Mr. Goodwin also founded New Directions Affordable Housing Corporation, a not for profit entity.
Mr. Goodwin obtained his bachelor’s degree from Northeastern Illinois University, in Chicago, and his master’s degree from Northern Illinois University, in DeKalb. Following graduation, he taught for five years in the Chicago Public Schools. Over the past twenty years, Mr. Goodwin served as a member of the Board of Governors of Illinois State Colleges and Universities, vice chairman of the Board of Trustees of Benedictine University, vice chairman of the Board of Trustees of Springfield College, and chairman of the Board of Trustees of Northeastern Illinois University.
Joel G. Herter has served as an independent director since 1997. From 1997 to 2014, Mr. Herter served as a senior consultant to Wolf & Company, LLP, certified public accountants. He was previously a partner of Wolf & Company, LLP from 1978 to 1997. Mr. Herter’s business experience includes over thirty years as a practicing certified public accountant, providing accounting, auditing, tax and general business services including venture and conventional financing, forecasts and projections and strategic planning to a variety of industries. Mr. Herter is licensed as a certified public accountant in the State of Illinois and a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. Mr. Herter currently serves as a trustee of Elmhurst College and as a director of Suburban Bank and Trust Company.
Heidi N. Lawton has served as an independent director since 1994. From 2010 to June 2014, Ms. Lawton also served as a member of the board of directors and audit committee of Inland Diversified Real Estate Trust, Inc. Ms. Lawton is the managing broker and principal of Lawton Realty Group, Inc., a full service commercial real estate brokerage, development and management firm, which she founded in 1989. Ms. Lawton has over twenty-five years of experience acquiring, developing and managing, as well as arranging financing for, large commercial properties. Ms. Lawton has been licensed as a real estate professional since 1982 and served as president of the Northern Illinois Commercial Association of Realtors in 2009.
Thomas H. McAuley is an independent director who has served on our board since 2004. He has extensive experience in real estate investment, development, management, underwriting and financing, and in his career he has cultivated a large number of relationships throughout the nation’s real estate industry. Mr. McAuley currently serves on the board of and is chairman of the audit committee of The Westervelt Company. He previously served on the board and audit committee of each of Forestar Group, Inc. (NYSE: FOR) from December 2007 to March 2010, Alico, Inc. (NASDAQ: ALCO) from October 2010 to November 2013 and the Bank of Atlanta until 2014. From May 2005 to December 2009, Mr. McAuley was the President of Inland Capital Markets Group, Inc., a subsidiary of TIGI. From 1995 to 2003, he was chairman and chief executive officer of IRT Property Company, an Atlanta, Georgia based REIT traded on the NYSE. Mr. McAuley is a licensed real estate broker in the States of Florida, Georgia and South Carolina.
Thomas R. McWilliams has served as an independent director since 2005. Since 1968, Mr. McWilliams has been engaged in the brokerage and development of office, commercial and residential properties. Mr. McWilliams also serves as president of United Energy Associates, Incorporated, a full service energy management company. Mr. McWilliams also serves as president of American Lighting Efficiency Corporation, a lighting system design and build company. Mr. McWilliams has been involved in real estate brokerage, development and financing of commercial and residential properties for over 40 years.
Meredith Wise Mendes has served as an independent director since August 2014. Ms. Mendes is executive director and chief operating officer of Jenner & Block LLP, a law firm with approximately 500 attorneys and offices in Chicago, London, Los Angeles, New York and Washington, D.C., where she has responsibility for firm-wide administrative functions relating to finance, facilities and real estate, technology, human resources and other support functions. Prior to joining Jenner & Block, Ms. Mendes served as executive vice president and worldwide chief financial officer of Daniel J. Edelman, Inc.; held chief financial officer positions at the Hartford Computer Group, Inc. and Medline Industries, Inc.; served as vice president in public finance at First Chicago Capital Markets; and started her career as a practicing attorney in corporate and public finance. Ms. Mendes has been engaged in financing, construction, leasing and management of commercial real estate for over 25 years. She is an Illinois licensed public accountant, earned an MBA with a finance concentration from the University of Chicago Booth (formerly Graduate) School of Business and a JD from Harvard Law School. She is a Magna Cum Laude graduate of Brown University where she was elected to Phi Beta Kappa. Ms. Mendes is a member of the University of Chicago Women’s Board, and is a trustee, chair of the compensation committee and audit committee member of The Chicago Academy of Sciences and its Peggy Notebaert Nature Museum. Ms. Mendes previously served on the boards of C-Line Products, Inc., Edelman and Medline Industries, Inc.
Joel D. Simmons has served as a director since 2000. Since 2012, Mr. Simmons has been Executive Managing Director of Newmark Grubb Knight Frank (“NGKF”), the commercial real estate platform of BGC Partners, Inc. (NASDAQ: BGCP), a global provider of financial products and real estate services. Prior to joining BGCP, Mr. Simmons served as an executive vice president of Grubb & Ellis Company, a commercial real estate services and investment company listed on the NYSE from 2009 to 2012. Prior to joining Grubb & Ellis, Mr. Simmons was a partner at Cohen Financial. During his 21 years with Cohen Financial, Mr. Simmons was responsible for real estate commercial debt and equity placements, developed many correspondent institutional lender relationships and assisted in creating and growing the company’s mortgage banking platform. Mr. Simmons is also a current member of the board of directors of Albany Bank & Trust Co. of Chicago, a Chicago-based bank, and Inland Bancorp, Inc. of Oakbrook, Illinois. Mr. Simmons is a member of the International Council of Shopping Centers (the “ICSC”) and the ICSC Illinois State Committee and serves as an Executive Board Member of The Harold E. Eisenberg Foundation.
Mark E. Zalatoris has served as our president and chief executive officer since April 2008 and previously served as executive vice president and chief operating officer from 2004 to 2008, and as chief financial officer and senior vice president from 2000 to 2004. Mr. Zalatoris was appointed to our board of directors in October 2013. Prior to his responsibilities with our company, Mr. Zalatoris was an executive at Inland Real Estate Investment Corporation from 1985 to 2000 with primary responsibility for asset management and due diligence functions. Mr. Zalatoris previously practiced as a certified public accountant, holds a general securities license, and previously served on the board of governors of the National Association of Real Estate Investment Trusts (the “NAREIT”) and is a member of ICSC. Mr. Zalatoris received a Bachelor of Arts degree in Finance and a Masters of Accounting Science from the University of Illinois, Champaign-Urbana.
Brett A. Brown has served as our executive vice president since 2011 and chief financial officer and treasurer since 2008. From 2008 to 2011, Mr. Brown served as our senior vice president. Mr. Brown joined us in May 2004 as vice president and chief financial officer. From 2000 to April 2004, Mr. Brown served as the senior vice president of financial reporting for Great Lakes REIT, an NYSE-listed REIT based in Oak Brook, Illinois, and held various other executive positions in finance and accounting at Great Lakes and its predecessor from 1988 to 2000. Mr. Brown is a member of the American Institute of Certified Public Accountants and the Illinois Certified Public Accountants Society, as well as NAREIT and ICSC. Mr. Brown graduated from Northern Illinois University in 1986 with a Bachelor of Science degree in accounting.
D. Scott Carr has served as our executive vice president of portfolio management and chief investment officer since 2011 and has served as the president of Inland Commercial Property Management, Inc. (“ICPM”), a subsidiary of our company, since 1995. As president of property management, Mr. Carr oversees all aspects of property operations and leasing for our neighborhood, community, power and lifestyle shopping centers and single-tenant retail properties. Mr. Carr has been involved in the commercial real estate industry since 1987. Mr. Carr is a member of ICSC. He has achieved the professional designations of Senior Certified Shopping Center Manager and Senior Certified Leasing Specialist. Mr. Carr is also a licensed real estate broker in Illinois and Minnesota. Mr. Carr received a Bachelor of Arts degree in Economics from Loyola University, Chicago.
Beth Sprecher Brooks has served as our senior vice president since 2008 and as our general counsel and secretary since 2006. Ms. Sprecher Brooks joined us in November 2002, became assistant vice president in 2003 and vice president in 2005. Ms. Sprecher Brooks has concentrated her legal practice in the area of real estate since 1979 either as in-house counsel to a corporation or in the real estate department at a law firm. Ms. Brooks has vast experience in a broad range of areas in real estate, including acquisitions and sales, zoning work, leasing, and other areas of general corporate law. She is a member of the American Bar Association, Association of Corporate Counsel and ICSC. Ms. Sprecher Brooks received a Bachelor of Arts degree in American Studies from Georgetown University and a Juris Doctor Degree from Northwestern University School of Law.
William W. Anderson has served as our senior vice president of transactions since 2012. From 2000 to 2012, Mr. Anderson served as our vice president of transactions. Mr. Anderson is responsible for our acquisitions and dispositions of real property. Prior to 2000, Mr. Anderson held positions in sales, brokerage, and development with TIGI. Mr. Anderson has experience analyzing and negotiating the acquisition of shopping centers, apartments and net leased commercial properties. Mr. Anderson received a Bachelor of Science degree in finance from Northern Illinois University, and is an active member of ICSC and the National Association of Realtors.
Family Relationships
There are no familial relationships between any of our directors and executive officers.
Audit Committee
The audit committee assists the board in fulfilling its oversight responsibility relating to: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the qualifications, independence and performance of the independent registered public accounting firm; and (4) the performance of our internal audit function. Mr.

Herter is the chairperson and Ms. Mendes, Mr. McAuley and Mr. D’Arcy are members of the audit committee. The board has determined that Ms. Mendes and Messrs. Herter, McAuley and D’Arcy each qualify as “audit committee financial experts” as defined by the Securities and Exchange Commission (the “SEC”) and satisfy the financial literacy requirements of the NYSE and that each member of the committee is independent in accordance with the standards established by the SEC and the NYSE, as well as the standards set forth in the audit committee charter. No member of the audit committee serves on the audit committees of more than two public companies.
The audit committee charter may be found under the “Investor Relations” section of our website at www.inlandrealestate.com by clicking the “Corporate Information” and “Governance Documents” links. In addition, a printed copy of the charter is available to any stockholder without charge by writing us at 814 Commerce Drive, Suite 300, Oak Brook, Illinois 60523, Attention: Investor Relations.
Code of Ethics and Guidelines on Corporate Governance
Our board has adopted “Guidelines on Corporate Governance” that, along with the charters adopted by each board committee and our “Code of Ethics,” provide the framework for our corporate governance. Our Code of Ethics applies to all of our employees, including our chief executive officer, chief financial officer, chief accounting officer and controller, and our directors. A complete copy of the Guidelines on Corporate Governance, the Code of Ethics and the committee charters may be found under the “Investor Relations” section of our website at www.inlandrealestate.com by clicking the “Corporate Information” and “Governance Documents” links. In addition, printed copies of these materials are available to any stockholder without charge by writing us at 814 Commerce Drive, Suite 300, Oak Brook, Illinois 60523, Attention: Investor Relations.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires that each officer and director and each person (as that term is defined in the Exchange Act) beneficially owning more than 10% of our common stock (collectively, the “Reporting Persons”) file an initial statement of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of our securities with the SEC. The Reporting Persons also are required to furnish us with copies of all Forms 3, 4 and 5 that they file. Based solely on a review of the copies of these forms furnished to us during and with respect to the fiscal year ended December 31, 2015, or written representations from our Reporting Persons that no additional forms were required, we believe that all of our Reporting Persons complied with these filing requirements in 2015.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
Overview
This compensation discussion and analysis explains the material components of the compensation of Mark E. Zalatoris, Brett A. Brown, D. Scott Carr, Beth Sprecher Brooks and William W. Anderson (each, a “named executive officer” and, collectively, the “named executive officers”) for the fiscal year ended December 31, 2015 and considers the effect on compensation of the terms and conditions of our employment agreements with them.
The compensation committee is responsible for determining the compensation that we pay to our chief executive officer and the other named executive officers and for approving the compensation structure for other senior management employees. Each member of the committee satisfies the additional standards for the independence of compensation committee members set forth in Section 303A.02 of the NYSE Listed Company Manual, and each is a “non-employee director,” as defined by Section 16 of the Exchange Act, and an “outside director,” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the compensation committee’s charter, the committee may conduct or authorize investigations into or studies of matters within the committee’s scope of responsibilities, and may retain, at our expense, any independent counsel or other advisors as it deems necessary to assist it in carrying out its responsibilities, including sole authority to approve the consultant’s fees and other terms of the engagement. The compensation committee also has the authority to administer and to grant stock awards under our 2014 Equity Award Plan, as well as to administer our annual cash incentive programs and the 2014-2016 Long-Term Incentive Program. The compensation committee charter is available under the “Investor Relations” section of our website at www.inlandrealestate.com by clicking the “Corporate Information” and “Governance Documents” links. In addition, a printed copy of the charter is available to any stockholder without charge by writing us at 814 Commerce Drive, Suite 300, Oak Brook, Illinois 60523, Attention: Investor Relations.

On December 14, 2015, we entered into the Merger Agreement providing for the Merger in which our company would be acquired by the Parent Parties. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Changes in Control” for more information on the proposed Merger, the Merger Agreement and the Parent Parties.
We currently plan to complete the proposed Merger on or prior to March 31, 2016. However, we cannot assure you that the Merger will be completed, nor can we predict the exact timing of the completion of the Merger, because it is subject to the satisfaction of various conditions, many of which are beyond our control. If the Merger is consummated, our shares of common stock will cease to be traded on the NYSE and we will no longer be a publicly-traded company.
In light of the pendency of the Merger, our compensation committee has determined not to make any changes to the structure of the compensation of our named executive officers in 2016 at this time.
General Philosophy and Objectives
Our compensation committee is responsible for establishing and overseeing our executive compensation policies and programs, which are designed to:

•	attract, retain and motivate quality executives by providing fair and reasonable compensation;

•	reward individual performance;

•	align compensation with company performance; and

•	align the interests of executives with those of our stockholders.
To accomplish these objectives, we have utilized an executive compensation program with three major components: (1) base cash salary; (2) an annual incentive cash award opportunity; and (3) restricted stock incentive award opportunities.

•	Base cash salary to provide a level of fixed cash compensation to promote executive recruitment and retention.

•
Annual incentive cash award opportunities to motivate executives and reward them for achieving individual goals at the same time that our company achieves its financial and operating goals for the year.

•
Annual and triennial incentive restricted stock award opportunities to promote the creation of long-term stockholder value and to more closely align the interests of our executives with the interests of our stockholders than they would be if we relied on cash compensation or annual awards alone by ensuring that a portion of total compensation is at risk on an annual basis and over three-year periods and fluctuates in value with the price of our common stock. Compensating executives with restricted stock also fosters retention of our executives because the rights to these shares vest over a three-year period at a rate of one-third per year.

We do not believe that significant compensation derived from one component of compensation should negate or offset compensation from other components. We determine the appropriate level for each component based in part, but not exclusively, on competitive benchmarking and other considerations we deem relevant, such as rewarding executives for extraordinary individual and company performance.
Compensation Consultant
To ensure that our incentive compensation practices and policies remain competitive in the marketplace for executive talent, our compensation committee engaged Christenson Advisory Services, LLC (“Christenson”) at our expense in late 2013 as an independent compensation consultant to conduct a comprehensive compensation analysis for use in setting future compensation. Christenson conducted a market survey to analyze our compensation practices and policies with respect to our top seven executives, including our five named executive officers, and provided design considerations and proposed to our compensation committee possible adjustments to our annual incentive compensation practices. Our compensation committee met with Christenson both separately and together with Mr. Zalatoris to consider the results of Christenson’s analysis and its recommendations, which were intended to affect, and had an effect on, 2015 compensation and will likely impact compensation for 2016. In compliance with the disclosure requirements of the SEC regarding the independence of compensation consultants, Christenson addressed each of the six independence factors established by the SEC, and its responses were assessed by our compensation committee. Based on this assessment, the compensation committee determined that the engagement of Christenson did not raise any conflict of interest. Christenson completed its engagement with our compensation committee in

March 2014, and, although Christenson has subsequently been available to the board and the compensation committee to discuss the results of its completed engagement, Christenson has not provided any other services to or received fees from us prior to or following that date. Neither our company nor the compensation committee has retained any additional independent compensation consultants since that date.
Based on our consideration of the analysis and recommendations of Christenson, we entered into new employment agreements with our named executive officers during 2014 that were effective January 1, 2014 and will expire on December 31, 2016. See “-2014-2016 Employment Agreements.” Based on our consideration of the analysis and recommendations of Christenson, we increased total compensation from 2013 to 2014 and again from 2014 to 2015 as part of a gradual “phase-in” of adjustments recommended by Christenson to bring the total compensation offered by our company more in line with the compensation offered by its peers. In light of the pendency of the Merger, our compensation committee did not make any additional increases to any component of our total compensation from 2015 to 2016 in connection with the implementation of the gradual “phase-in” process recommended by Christenson or for any other reason.
Benchmarking
In determining compensation opportunities for our named executive officers, the compensation committee utilized data provided by Christenson from two separate peer groups for benchmarking purposes. These groups were reviewed and tailored by the compensation committee to ensure that each company was appropriate in terms of its business and size compared to our business and size. The compensation committee examined the compensation practices of these peer companies and considered this information, among other relevant information, including the recommendations of Christenson, in setting the type, amount and performance thresholds for the opportunities for our executives to earn each component of compensation and in choosing the type of performance metrics at the corporate, departmental and individual levels and setting performance thresholds for them.
The first peer group (the “Retail Group”) consisted of 18 public retail REITs ranging from $563 million to $12.5 billion of total enterprise value as of November 26, 2013. Our total enterprise value of $1.9 billion as of November 26, 2013 placed us between the 25th percentile and the median of this peer group. The annual revenues of the companies in this peer group for the trailing twelve-month period ended September 30, 2013 ranged from $42 million to $979 million. Our total revenue of $178 million for the trailing twelve-month period ended September 30, 2013 placed us between the 25th percentile and median of this peer group.
The second peer group (the “Size-Based Group”) consisted of 13 public REITs that were similar in size to us. Six of these REITs were retail competitors, and the others were a mix of diversified, residential, office, hotel and healthcare REITs. This peer group ranged from $1 billion to $2.9 billion in total enterprise value as of November 26, 2013. Our total enterprise value of $1.9 billion as of November 26, 2013 placed us near the 70th percentile of this peer group. The annual revenues of this peer group for the trailing twelve-month period ended September 30, 2013 ranged from $102 million to $388 million. Our total revenue of $178 million for the trailing twelve-month period ended September 30, 2013 placed us near the median of this peer group.
A chart showing the Retail Group and the Size-Based Group follows immediately below:

Retail Group	Size-Based Group
Acadia Realty Trust	Acadia Realty Trust
Agree Realty Corp	Cedar Realty Trust, Inc.
Cedar Realty Trust, Inc.	Cousins Properties Incorporated
DDR Corp.	Education Realty Trust, Inc.
Equity One, Inc.	Excel Trust
Excel Trust	First Potomac Realty Trust
Federal Realty Investment Trust	Hersha Hospitality Trust
Kimco Realty Corporation	Investors Real Estate Trust
National Retail Properties, Inc.	LTC Properties Inc.
Pennsylvania Real Estate Investment	RAIT Financial Trust
Ramco-Gershenson Properties Trust	Ramco-Gershenson Properties Trust
Realty Income Corp.	Retail Opportunity Investments
Regency Centers Corporation	Saul Centers
Retail Opportunity Investments
Retail Properties of America
Saul Centers
Urstadt Biddle Properties Inc.
Weingarten Realty Investors
Incentive Compensation Metrics
A portion of each named executive officer’s total compensation is based on Recurring FFO per share, absolute TSR and relative TSR. Specifically, and as described in greater detail herein, we use Recurring FFO in our annual cash incentive plans for named executive officers (along with the achievement business unit and individual performance goals), and we use both absolute and relative TSR in the 2014-2016 Long-Term Incentive Program pursuant to which our named executive officers are eligible to receive awards of shares of restricted stock.
“FFO” is a supplemental performance measure to reflect the operating performance of a REIT that has been promulgated by NAREIT, an industry trade group, that we believe is appropriate for use in our annual cash incentive plans. FFO is not equivalent to our net income or loss as determined under U.S. GAAP. “Recurring FFO” makes adjustments to FFO for the impact of lease termination income, certain gains and non-cash impairment charges of non-depreciable real estate, net of taxes recorded in comparable periods, in order to present the performance of our core portfolio operations. A reconciliation of FFO and Recurring FFO to net income for our most recently completed fiscal year can be found on page 58 of our Annual Report on Form 10-K, filed with the SEC on February 26, 2016. NAREIT does not define Recurring FFO and our presentation of FFO and Recurring FFO may not be comparable to other similarly titled measures presented by other REITs.
“TSR” for any period means the sum of (1) the change in the common stock price during the applicable period (as expressed as a percentage), plus (2) the dividend yield paid during the applicable period (as expressed as a percentage by dividing dividends paid during the applicable period by the applicable company’s common stock price at the beginning of the applicable period). With respect to the absolute TSR portion of the aggregate long-term incentive award opportunity under the 2014-2016 Long-Term Incentive Program, performance is based on our TSR relative to an absolute target TSR for each of the three twelve-month performance periods ending December 31, 2014, 2015 and 2016. With respect to the relative TSR portion of the aggregate award long-term incentive opportunity under the 2014-2016 Long-Term Incentive Program, performance will be based on our TSR relative to that of the specified retail REITs listed below (the “Retail REIT Peer Group”) for the full three-year performance period ending December, 31, 2016.

Retail REIT Peer Group To Be Used To Assess Our Relative TSR Performance 2014-16
RPT Ramco Gershenson Properties Trust	KIM Kimco Realty Corporation
CDR Cedar Realty Trust, Inc.	AKR Acadia Realty Trust
KRG Kite Realty Group Trust	REG Regency Centers Corporation
ROIC Retail Opportunity Investments	DDR Developers Diversified Realty Corporation
BFS Saul Centers	FRT Federal Realty Investment Trust
RPAI Retail Properties of America	UBA Urstadt Biddle Properties Inc.
EQY Equity One, Inc.	EXL Excel Trust
WRI Weingarten Realty Investors
Linking incentive compensation with growth in both Recurring FFO and TSR, the compensation committee believes, more closely aligns the interests of our executives with those of our stockholders than linking incentive compensation to growth in Recurring FFO or another measure of operating performance alone. The compensation committee believes that utilizing both criteria motivates our named executive officers to strive to achieve current improvements in our performance as measured by Recurring FFO as well as to create longer-term value for our stockholders that may ultimately be reflected in some combination of a higher market price for our common stock and increases in the amounts we pay as distributions. On the advice of Christenson, the compensation committee concluded that using a combination of absolute TSR and relative TSR in the 2014-2016 Long-Term Incentive Program appropriately considers the expectations of our stockholders in a way that more effectively measures TSR performance as compared to using absolute TSR or relative TSR alone. Using only relative TSR could result in full incentive awards being earned even when our TSR is poor relative to the expectations of stockholders to the extent that this poor TSR is still better than the TSR of its peer REITs. Using only absolute TSR, incentive awards would not be earned when we outperformed the market in a year when the market performed poorly.
Utilizing both Recurring FFO and TSR in determining the annual incentive opportunities available to our named executive officers, as opposed to just one criteria or the other, is designed to keep executives motivated and incentivized under circumstances when using one metric alone otherwise would have left an executive without the possibility of an award for reasons beyond his or her control or our control. Using both metrics reduces the potentially arbitrary impact of a random or anomalous decrease in a given year in either Recurring FFO or TSR, which decrease might otherwise have resulted in no incentive award to a named executive officer who may have made decisions and taken actions that were the best available decisions and actions under the circumstances. For example, there might be years in which our stock price is influenced by factors other than actions we have taken or could have taken, or years in which an action or decision that is beneficial for us in the long-term may result in Recurring FFO that is lower in that year than it otherwise would have been in the absence of that action or decision. The compensation committee believes that using both metrics motivates executives to give a more balanced consideration to both our short-term performance as reflected in Recurring FFO in our annual cash incentive plans and long-term performance as reflected in TSR in the 2014-2016 Long-Term Incentive Program without being entirely subject to downward movements in the broader stock market or other developments unrelated to our performance that nevertheless may negatively influence our stock price and, therefore, negatively influence our TSR.
The compensation committee believes it is important to reward our executives for achieving individual goals, and, accordingly, our annual cash incentive plans take into account not only Recurring FFO, but also personal, business unit and departmental goals. In the case of Ms. Brooks and Mr. Anderson, we also focus on business unit and departmental goals even when the growth rate in our Recurring FFO per share and TSR may not result in an award of incentive compensation for a particular year. The compensation committee believes that executives have greater incentive to perform well if a portion of their compensation is tied directly to their individual performance and, in the case of Ms. Brooks and Mr. Anderson, the performance of the business units and departments that they oversee, each of which is not dependent upon our overall performance. The compensation committee believes that we will be in a better position to achieve increases in future Recurring FFO per share and TSR if the business unit, department and individual goals set for each executive are achieved. Thus, each executive who achieves personal goals or business unit and departmental goals (as applicable) is entitled to receive an award of cash, regardless of our overall level of performance. The personal, business unit and departmental goals for the named executive officers were proposed by the named executive officers and approved by the compensation committee. The specific goals for each year reflect our confidential operating plans and information and our planning process and accordingly disclosing them would result in competitive harm to us. The goals are intended to be challenging and ambitious but also realistic enough to be reasonably attainable through a concerted individual effort by the named executive officers and, in the case of Ms. Brooks and Mr. Anderson, the employees and agents they oversee. The goals are intended to be achievable by the individual named executive officers even if our performance is not at a level at which the named executive officers would receive incentive compensation awards based our performance, so that there can still be rewards for strong performance by individuals even when our performance is adversely affected by factors beyond their control.

Compensation and Risk Management
The compensation committee, in consultation with our chief executive officer and general counsel, has reviewed the design and operation of our agreements with our named executive officers, including their individual performance goals and the objective measures of our performance that are used to determine the amount of incentive compensation we award them, as well as the compensation of our other employees, and has evaluated the relationship between our risk management policies and practices and our compensation policies and practices. As a result of this review, Mr. Zalatoris and the compensation committee have determined that our compensation policies and practices do not encourage our employees to take excessive or unnecessary risks and are not reasonably likely to have a material adverse effect on us. In reaching this conclusion, Mr. Zalatoris and the compensation committee considered a variety of factors, including base compensation and the cash and equity incentive award opportunities available under our employment agreements. Management and the compensation committee believe that the combination of the following factors should lead to executive and employee behavior that is consistent with our overall objectives and risk profile: (1) our balancing of base compensation and performance-based incentive compensation; (2) use of multiple company and individual performance measures; (3) reliance on both quantitative and qualitative assessments of performance; and (4) awarding shares of common stock that vest over a multi-year period as part of performance-based incentive compensation. Our base and incentive compensation have been allocated to achieve what Mr. Zalatoris and the compensation committee believe is an appropriate balance between incentive and retention objectives so as not to over-emphasize our short term performance at the expense of our long-term prospects. Mr. Zalatoris and the compensation committee believe that using several metrics, such as individual goals, our Recurring FFO per share and our TSR, measured on both an absolute and a relative basis, properly balances our short-term and long-term objectives and allows the compensation committee and Mr. Zalatoris to use base and incentive compensation to guide the behavior of executives and employees in the direction that they believe is best for us and our stockholders and to avoid encouraging individual employees or groups of employees to engage in excessively risky courses of action in the misguided hope of accomplishing short-term personal gain at the expense of our overall performance and financial well-being. Mr. Zalatoris and the compensation committee believe that there are no incentive awards built into our compensation policies, practices and agreements that would cause a rational executive or employee to take excessive or unnecessary risks in pursuit of achieving a short-term or isolated improvement in a measure of our performance at the expense of weaker long-term, overall results for us and our stockholders.
Determining Compensation Opportunities for 2015
In setting compensation opportunities for 2015, the compensation committee took into account our recent performance measured by growth in Recurring FFO per share and by absolute and relative TSR, our strategic goals, the analysis and recommendations of Christenson and the compensation practices of companies in the Retail Group and the Size-Based Group. Our compensation committee also considered, subjectively and without attributing any particular weight or significance to any particular item, each executive’s past compensation, performance, experience level, role and responsibilities, as well as our overall financial performance, achievement of our strategic goals and competition in the marketplace for executive talent. Members of the compensation committee met with, and considered the recommendations of, our chief executive officer and other directors and also met to discuss compensation without any members of management present.
The following tables reflect, for each element of compensation, each named executive officer’s compensation for 2015 as a percentage of the 25th percentile paid in 2013 for 2012 performance by the companies in the Retail Group using data compiled by Christenson and as a percentage of the median paid by companies in the Size-Based Group:

IRC Compensation for 2015 as Percentage of the 25th Percentile of 2012 Compensation Paid in 2013 by Companies in the Retail Group

	Base Salary	Total Annual Cash Compensation	Long-Term Incentive Award	Total Remuneration
Chief Executive Officer	89%	45%	—%	22%
Chief Financial Officer	113%	70%	—%	41%
Chief Investment Officer	118%	61%	—%	33%
General Counsel	110%	74%	—%	50%
SVP, Transactions	111%	65%	—%	48%

IRC Compensation for 2015 as Percentage of the Median of 2012 Compensation Paid in 2013 by Companies in the Size-Based Group

	Base Salary	Total Annual Cash Compensation	Long-Term Incentive Award	Total Remuneration
Chief Executive Officer	113%	54%	—%	24%
Chief Financial Officer	119%	87%	—%	47%
Chief Investment Officer	126%	81%	—%	51%
General Counsel	129%	87%	—%	60%
SVP, Transactions	128%	84%	—%	63%
The compensation committee and management used the data and analysis provided by Christenson regarding compensation amounts at these other peer companies to obtain a general understanding of the then current compensation practices and as a general reference. Neither the compensation committee nor management tied its recommendations regarding compensation to any particular multiple or other metric of the amounts in the data.
At our annual meeting held in June 2015, more than 98.6% of the votes cast on the say-on-pay proposal at that meeting were voted to approve the compensation of our named executive officers under the say-on-pay proposal. The compensation committee believes this affirms stockholders’ support of our approach to executive compensation.
The compensation committee intends to continue to consider the outcome of our say-on-pay votes when making future compensation decisions for named executive officers.
2014-2016 Employment Agreements
We entered into employment agreements with our named executive officers effective January 1, 2014, that will last for a term of three years and will expire on December 31, 2016. This three-year period facilitates the implementation of a three-year performance period for the relative TSR goal on the terms set forth in the 2014-2016 Long-Term Incentive Program described below. With respect to annual performance goals, we have implemented the 2014 Annual Cash Incentive Plan and the 2015 Annual Cash Incentive Plan. In light of the pendency of the Merger, our compensation committee did not adopt an annual cash incentive plan for 2016.
Annual Base Salary
The employment agreements provide that each named executive officer’s annual base salary may be increased (but not decreased) from time to time in the compensation committee’s sole discretion. Our compensation committee had expected to increase these annual base salaries as part of a gradual “phase-in” of adjustments recommended by Christenson to bring the total compensation offered by our company more in line with what is offered by its peers; however, in light of the pendency of the Merger, our compensation committee did not make any additional increases to any component of our total compensation from 2015 to 2016, including annual base salary, in connection with the implementation of the gradual “phase-in” process recommended by Christenson or for any other reason.
Each named executive officer received an annual base salary for 2015 and will receive an annual base salary for 2016 as follows:

Named Executive Officer	Annual Base Salary
Mr. Zalatoris	$600,000
Mr. Brown	$440,000
Mr. Carr	$430,000
Ms. Brooks	$330,000
Mr. Anderson	$320,000
2015 Annual Cash Incentive Plan
The compensation committee determined whether and to what extent the performance goals under the 2015 Annual Cash Incentive Plan were achieved and calculated the appropriate award for Mr. Zalatoris. Mr. Zalatoris determined whether and to what extent the performance goals had been achieved and calculated the appropriate award, if any, for the other participants (subject to approval of the compensation committee).
Pursuant to his or her employment agreement, the target and maximum annual cash bonus that each named executive officer could have earned under the 2015 Annual Cash Incentive Plan, expressed as a percentage of that executive’s base cash salary for 2015 is set forth below:
2015 Annual Cash Incentive Plan Bonus Opportunities
(As Percentage of 2015 Base Salary)

	Mr. Zalatoris	Messrs. Brown and Carr	Ms. Brooks and Mr. Anderson

Target	70%	60%	50%

Maximum	90%	80%	60%
The cash incentive bonuses earned under the 2015 Annual Cash Incentive Plan were based on the achievement of performance goals related to Recurring FFO per share, business unit performance and individual performance objectives, depending on each named executive officer’s role and responsibilities. There were four metrics used to measure business unit performance, which include specified departmental goals. To the extent that business unit performance goals were applicable to a participant, each business unit performance measure was weighted equally. Achievement of individual objectives was determined by the compensation committee with respect to Mr. Zalatoris and by Mr. Zalatoris with respect to the other participants (subject to approval of the compensation committee).
The weighting of each performance metric for each named executive officer as a percentage of his or her total cash bonus opportunity is set forth below.
2015 Annual Cash Incentive Plan Performance Metrics - Weighting Percentages

	Messrs. Zalatoris, Brown and Carr	Ms. Brooks and Mr. Anderson

Recurring FFO	80%	40%

Business Unit	—%	40%

Individual Objectives	20%	20%
2014-2016 Long-Term Incentive Program
Each named executive officer has an opportunity to earn long-term incentive share awards during the term of his or her employment agreement. These awards are granted in the form of shares of restricted common stock pursuant to the 2014-2016 Long-Term Incentive Program issued under our 2014 Equity Award Plan. The target and maximum restricted stock award opportunities that each named executive officer is eligible to earn under the Long-Term Incentive Plan in respect of any year, expressed in U.S. dollars, is set forth below:

2014-2016 Long-Term Incentive Program Annual Restricted Stock Award Opportunities
	Mr. Zalatoris	Messrs. Brown and Carr	Ms. Brooks and Mr. Anderson

Target	$400,000	$200,000	$100,000

Maximum	$600,000	$300,000	$150,000

Performance Metrics
Fifty percent (50%) of the award opportunity under the 2014-2016 Long-Term Incentive Program for each of the annual performance periods is based on absolute TSR and the other fifty percent (50%) of the award opportunity will be based on relative TSR measured at December 31, 2016 for the three-year performance period ended on that date. Accordingly, the aggregate award opportunity for the relative TSR award is fifty percent (50%) of the aggregate of the award opportunities for each annual performance period (e.g., with respect to Mr. Zalatoris, a Target of $600,000 ($200,000 for each of three annual performance periods) and a Maximum of $900,000 ($300,000 for each of three annual performance periods)).
With respect to the absolute TSR metric, performance is based on our TSR for each of the individual twelve-month performance periods ending December 31, 2014, 2015 and 2016. The threshold for absolute TSR performance at the target level for each performance period is 11% TSR, and the threshold for maximum compensation for absolute TSR performance for each performance period is 14% TSR.
With respect to the relative TSR metric, performance will be based on our TSR relative to a REIT peer group for the full three-year performance period ending December, 31, 2016. The target level of relative TSR performance for the full three-year performance period ending December, 31, 2016 will be deemed to have been met if our relative TSR for the three-year period is not less than the median TSR for the REIT peer group, and the high level of relative TSR performance for the full three-year period will be deemed to have been achieved if our relative TSR is not less than 130% of the median relative TSR for the Retail REIT Peer Group.
Determination and Payment of Awards
The compensation committee, in its sole discretion, determines whether and to what extent the absolute TSR performance goal is attained and determines and certifies the award, if any, to which each participant is entitled under the 2014-2016 Long-Term Incentive Program. In the event of actual performance below the target level, awards under the 2014-2016 Long-Term Incentive Program attributable to absolute TSR and relative TSR, as the case may be, will be made only in the sole discretion of the compensation committee, which may, at its option, seek the approval of the board in connection with making this determination. Except as otherwise provided in a participant’s award agreement or employment agreement, the participant must have been employed by us as of the end of the applicable performance period in order to receive any grant of an award under the 2014-2016 Long-Term Incentive Program.
Vesting of Awards
Except as otherwise provided in a participant’s award agreement or employment agreement, awards of restricted stock granted under the 2014-2016 Long-Term Incentive Program (i) based on absolute TSR will vest over a period of three years in equal installments of one-third of the shares subject to the award on each of the first three anniversaries of July 1st of the year of the date of grant, in each case, subject to the participant’s continued employment through the applicable vesting date and (ii) based on relative TSR will vest in installments as follows: one-third of the shares subject to the award will be vested on July 1st of the year of the date of grant, and an additional one-third of the shares subject to the award will become vested on each of December 31, 2017 and December 31, 2018, in each case, subject to the participant’s continued employment through the applicable vesting date.
Other Compensation and Benefits
We also provide the named executive officers with a 401(k) plan, group health, and other insurance coverage. We also reimburse the named executive officers for all ordinary and necessary business expenses incurred in connection with performing their duties. In addition, we have agreed in our employment agreements with the named executive officers to indemnify them (including advance of expenses) and hold them harmless to the fullest extent permitted by applicable law and our bylaws against and in respect to any and all actions, suits, proceedings, claims, demands, judgments, costs, expenses (including reasonable attorneys’ fees), losses, and damages resulting from the named executive officers’ good faith performance of their duties and obligations with our company. Our charter and bylaws also provide for indemnification of our directors and executive officers to the maximum extent permitted by Maryland law.
2015 Cash Incentive Performance Levels and Awards
Our Recurring FFO for 2015 was $0.97 per share. We therefore did not achieve a “target” level of performance for 2015 as measured by our Recurring FFO. Out of a total of ten business unit goals and specified departmental goals, Ms. Brooks met two at the “target” level and three at the “maximum” level. Out of a total of ten business unit goals and specified departmental goals, Mr. Anderson met two at the “target” level and three at the “maximum” level.
For 2015, the remaining portion of each named executive officer’s incentive compensation was based on the executive achieving personal goals agreed upon with the compensation committee. The compensation committee (with respect to Mr. Zalatoris) and Mr. Zalatoris (with respect to the other named executive officers) had discretion to determine whether to award this component of the cash incentive compensation award for 2015.
Because we did not achieve a “target” level of performance for 2015 as measured by our Recurring FFO per share, no cash bonus payment was required to be made to any of our named executive officers with respect to the corresponding portion of their annual cash bonus opportunity. Because Ms. Brooks and Mr. Anderson each met two out of a total of ten business unit goals and specified departmental goals at the “target” level, they each received a cash bonus payment equal to 11.7% of 50% of their respective base salaries. Because Ms. Brooks and Mr. Anderson each met three out of a total of ten business unit goals and specified departmental goals at the “maximum” level, they each received a cash bonus payment equal to 5.0% of 60% of their respective base salaries. Based on Mr. Zalatoris’ assessment of each other named executive officer’s performance, which included his consideration of a self-assessment by each of them, as approved by the compensation committee, each of Messrs. Brown and Carr received a cash bonus payment under the 2015 Annual Cash Incentive Plan equal to 20% of 80% of their respective base salaries and Ms. Brooks and Mr. Anderson received a cash bonus payment under the 2015 Annual Cash Incentive Plan equal to 20% of 60% of their respective base salaries. Based on the compensation committee’s assessment of the performance by Mr. Zalatoris of his personal goals for 2015, which included its consideration of a self-assessment by Mr. Zalatoris, Mr. Zalatoris received a cash bonus payment under the 2015 Annual Cash Incentive Plan equal to 20% of 90% of his base salary.
The total cash awards for 2015 are set forth in the table below:

Named Executive Officer	Cash Incentive Award
	(% of Base Salary)	($)
Mark Zalatoris	18.0%	108,000
Brett Brown	16.0%	70,400
D. Scott Carr	16.0%	68,800
Beth Sprecher Brooks	20.8%	68,750
William Anderson	20.8%	66,667
2015 Restricted Stock Incentive Performance Levels and Awards
For the year ended December 31, 2015, our absolute TSR was 2.2%, below the “target” level of annual performance of 11% under the 2014-2016 Long-Term Incentive Program. Because we did not achieve the “target” level of absolute TSR performance for 2015 as measured by our absolute TSR, no annual incentive restricted stock award was required to be made to any of our named executive officers.
Following the measurement of our relative TSR on December 31, 2016 for the three-year performance period ended on that date, our named executive officers will be eligible for awards under the 2014-2016 Long-Term Incentive Program that will be based in part on our relative TSR for 2015, which was 100% of the median relative TSR for the Retail REIT Peer Group for 2015.
Effect of Regulatory Requirements on Executive Compensation
Section 162(m). Under Section 162(m) of the Code, certain limits are placed on the tax deductibility of compensation paid to our chief executive officer and our four other most highly compensated executives unless the compensation meets the requirement for “performance-based compensation” as set forth in the Code and the related regulations. Our compensation committee has considered the possible effect of Section 162(m) of the Code in designing our compensation programs and policies. Further, as long as we qualify as a REIT, we generally will not pay taxes at the corporate level and, therefore, losing the deductibility of compensation does not have a significant adverse impact on us.
To the extent that any part of our compensation expense is not deductible under Section 162(m) of the Code, we might be required to increase the amount of our distributions to our stockholders to maintain our status as a REIT or a larger portion of stockholder distributions might be subject to federal income tax as ordinary income rather than return of capital. Also, any compensation allocated to our taxable REIT subsidiaries whose income is subject to federal income tax would result in an increase in income taxes due to the inability to deduct the compensation. The compensation committee will continue to take into account the materiality of any deductions that might be lost as well as the broader interests to be served by paying competitive compensation.
Section 280G and 4999. Sections 280G and 4999 of the Code limit a company’s ability to deduct, and impose excise taxes on, certain “excess parachute payments” (as defined in Sections 280G and 4999 of the Code and related regulations) paid to each service provider (including an employee or officer) in connection with a change of control of the company (as set forth in Sections 280G and 4999 of the Code and related regulations). The compensation committee considers the potential adverse tax impact of Sections 280G and 4999 of the Code, as well as other competitive factors, in structuring certain post-termination compensation or other compensation that might be payable to our executives and other employees and service providers in connection with a change of control of the company.
We do not have any obligations to make excise tax “gross-up” payments to our named executive officers. The employment agreements with each of our named executive officers provide that, to the extent that any payment or benefit that any named executive officer would receive in connection with a change in control of our company would constitute a parachute payment within the meaning of Section 280G of the Code and would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then such amounts would be reduced to the extent necessary so that no such payments or benefits are subject to the excise tax if such reduction would result in a better after-tax position for the executives than would receiving the full, unreduced payments and benefits.
Accounting Rules. We account for stock-based employee compensation (currently stock options and restricted stock) using the fair value based method of accounting described in ASC Topic 718. We record the cost of awards with service conditions based on the grant-date fair value of the award. The cost of the awards is recognized over the vesting period. If an award is forfeited, no additional compensation expense is recognized. The committee considers the accounting treatment of alternate grant proposals under ASC Topic 718 in determining the form and timing of equity compensation grants to employees, including our named executive officers.
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for each of the last three completed fiscal years.

Name and Principal Position	Year	Salary	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
		($)(1)	($)	($)	($)(2)	($)

Mark E. Zalatoris,	2015	600,000	0	108,000	36,043	744,043
President and Chief	2014	570,000	0	205,200	38,765	813,965
Executive Officer	2013	570,000	332,800	114,400	31,005	1,048,205

Brett A. Brown,	2015	440,000	0	70,400	25,223	535,623
Chief Financial Officer	2014	420,000	0	184,800	25,789	630,589
	2013	420,000	240,000	80,000	18,387	758,387

D. Scott Carr,	2015	430,000	0	68,800	24,460	523,260
Chief Investment Officer	2014	410,000	0	180,400	24,970	615,370
	2013	410,000	234,000	78,000	17,917	739,917

Beth Sprecher Brooks,	2015	330,000	0	68,750	17,396	416,146
General Counsel	2014	315,000	0	111,300	17,985	444,285
	2013	315,000	156,000	54,000	13,624	538,624

William W. Anderson,	2015	320,000	0	66,667	18,167	404,834
Senior Vice President	2014	305,000	0	107,767	17,772	430,539
of Transactions	2013	305,000	150,800	52,200	13,454	521,454

(1)
Under employment agreements entered into for years prior to 2014, base salary included a relatively small restricted stock component, but base salary in the currently effective employment agreements is paid exclusively in cash. Accordingly, the 2013 amounts include the grant date value of restricted stock paid as base compensation as well as base cash compensation.

(2)
The amount reported as “All Other Compensation” includes matching contributions to our 401(k) plan, amounts paid for a short-term disability policy, the value of distributions on unvested restricted stock and amounts paid for life insurance coverage.

Grant of Plan-Based Awards
The following table provides information on the grants of plan-based awards made to our named executive officers during the fiscal year ended December 31, 2015.

Name	Grant date	Estimated future payouts under non-equity incentive plan awards (1)		Estimated future payouts under equity incentive plan awards (2)		All other stock awards: Number of shares of stock or units (#)	Grant date fair value of stock and option awards ($)
		Target ($)	Maximum ($)	Target ($)	Maximum ($)

Mark E. Zalatoris	—	420,000	540,000	—	—	—	—

Brett A. Brown	—	264,000	352,000	—	—	—	—

D. Scott Carr	—	258,000	344,000	—	—	—	—

Beth Sprecher Brooks	—	165,000	198,000	—	—	—	—

William W. Anderson	—	160,000	192,000	—	—	—	—
_____________________________________

(1)
Amounts reflect the target and maximum payout amounts under the 2015 Annual Cash Incentive Plan. Because we did not achieve the target level of performance for 2015, as measured by our Recurring FFO per share, no cash bonus payment was required to be made to any of our named executive officers with respect to the corresponding portion of their annual cash bonus opportunity.

(2)
No equity incentive plan awards were required to be made to any of our named executive officers during the fiscal year ended December 31, 2015, because we did not achieve the target level performance, as measured by our absolute TSR, for the 2015 performance period under the 2014-2016 Long-Term Incentive Program.

Outstanding Equity Awards at Fiscal Year-End
The following tables set forth information with respect to all unexercised options and stock awards that have not vested for each of the named executive officers outstanding as of December 31, 2015.

Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price	Option Expiration Date
			($)

Mark E. Zalatoris	08/06/08	2,338	14.97	08/06/18
	08/19/09	4,500	7.89	08/20/19

Brett A. Brown	08/06/08	752	14.97	08/06/18
	08/19/09	1,875	7.89	08/20/19

D. Scott Carr	08/06/08	752	14.97	08/06/18

Beth Sprecher Brooks	08/06/08	685	14.97	08/06/18
	08/19/09	1,530	7.89	08/20/19

William W. Anderson	08/06/08	668	14.97	08/06/18
	08/19/09	1,500	7.89	08/20/19

Stock Awards
Name	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not Vested(1)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock That Have Not Vested (2)
	(#)	($)

Mark E. Zalatoris	50,423 (3)	535,492

Brett A. Brown	34,834 (4)	369,937

D. Scott Carr	33,645 (5)	357,310

Beth Sprecher Brooks	22,749 (6)	241,594

William W. Anderson	22,319 (7)	237,028
(1)        20% of shares of restricted stock granted vest on July 1st of each successive year following the date of the grant.
(2)        Calculated based on the $10.62 per share of common stock, the closing price on the NYSE on December 31, 2014.
(3)        Includes (i) 2,383 shares of restricted stock granted on July 1, 2011; (ii) 8,640 granted on July 1, 2012; (iii) 13,800 granted on June 27, 2013; and (iv) 25,600 granted on June 18, 2014.
(4)        Includes (i) 1,247 shares of restricted stock granted on July 1, 2011; (ii) 5,058 granted on July 1, 2012; (iii) 10,065 granted on June 27, 2013; and (iv) 18,464 granted on June 18, 2014.
(5)        Includes (i) 1,247 shares of restricted stock granted on July 1, 2011; (ii) 4,906 granted on July 1, 2012; (iii) 9,492 granted on June 27, 2013; and (iv) 18,000 granted on June 18, 2014.
(6)        Includes (i) 895 shares of restricted stock granted on July 1, 2011; (ii) 3,668 granted on July 1, 2012; (iii) 6,186 granted on June 27, 2013; and (iv) 12,000 granted on June 18, 2014.
(7)        Includes (i) 877 shares of restricted stock granted on July 1, 2011; (ii) 3,560 granted on July 1, 2012; (iii) 6,282 granted on June 27, 2013; and (iv) 11,600 granted on June 18, 2014.
Option Exercises and Stock Vested
The following table sets forth information concerning the amounts realized upon the exercise of options and vesting of stock awards during the year ended December 31, 2015 by each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting(1)	Value Realized on Vesting(2)
	(#)	($)	(#)	($)

Mark E. Zalatoris	—	—	19,845 (3)	188,131 (3)

Brett A. Brown	—	—	12,461 (4)	118,130 (4)

D. Scott Carr	—	—	12,078 (5)	114,499 (5)

Beth Sprecher Brooks	—	—	8,375 (6)	79,395 (6)

William W. Anderson	—	—	8,223 (7)	77,594 (7)
(1)        20% of shares of restricted stock granted vest on July 1st of each successive year following the date of the grant.
(2)        Calculated based on an estimate of average high/low per share of common stock on the date of vesting.
(3)        Includes (i) 2,142 shares of restricted stock granted on July 1, 2010; (ii) 2,383 shares of restricted stock granted on July 1, 2011; (iii) 4,320 granted on July 1, 2012; (iv) 4,600 granted on June 27, 2013; and (v) 6,400 granted on June 18,2014.
(4)        Includes (i) 714 shares of restricted stock granted on July 1, 2010; (ii) 1,247 shares of restricted stock granted on July 1, 2011; (iii) 2,529 granted on July 1, 2012; (iv) 3,355 granted on June 27, 2013; and (v) 4,616 granted on June 18, 2014.
(5)        Includes (i) 714 shares of restricted stock granted on July 1, 2010; (ii) 1,247 shares of restricted stock granted on July 1, 2011; (iii) 2,453 granted on July 1, 2012; (iv) 3,164 granted on June 27, 2013; and (v) 4,500 granted on June 18, 2014.
(6)        Includes (i) 584 shares of restricted stock granted on July 1, 2010; (ii) 895 shares of restricted stock granted on July 1, 2011; (iii) 1,834 granted on July 1, 2012; (iv) 2,062 granted on June 27, 2013; and (v) 3,000 granted on June 18, 2014.
(7)        Includes (i) 572 shares of restricted stock granted on July 1, 2010; (ii) 877 shares of restricted stock granted on July 1, 2011; (iii) 1,780 granted on July 1, 2012; (iv) 2,094 granted on June 27, 2013; and (v) 2,900 granted on June 18, 2014.
Potential Payments Upon Termination or a Change in Control
Under the employment agreements we have entered into with our named executive officers, we are required to provide compensation and other benefits to them in the event of a termination of employment. Some of the material terms and conditions of these rights are summarized below.
For the purposes of our employment agreements, a “change in control” will occur if: (a) any person becomes the beneficial owner, directly or indirectly, of 50% or more of our outstanding securities; (b) we consummate a merger or consolidation; (c) we sell or otherwise dispose of all or substantially all of our assets; or (d) within any twelve month period, the individual members who constitute the board fail to constitute a majority of the board. If completed, the Merger will constitute a “change in control” under our existing agreements, plans and arrangements with our named executive officers.
Termination by the Company for Cause or by the Executive without Good Reason. Under the employment agreements, we will have “cause” to terminate an executive’s employment if, among other things, the executive fails to perform his or her duties under the employment agreement. Under the employment agreements, an executive will have “good reason” to terminate his or her employment agreement if: (1) we require the executive to relocate his or her principal residence to a location outside of the greater Chicago Metropolitan Area, (2) material reductions are made to the executive’s base salary, annual bonus opportunity or long-term incentive award opportunity or other compensation and benefits, (3) during the one-year period following a “change in control,” there occurs a material diminution in the executive’s title or authority which is materially inconsistent with the executive’s position as of immediately prior to the change in control, or (4) we materially breach the provisions of the agreement. Any other voluntary termination by the executive will be deemed to be without “good reason.” If employment is terminated by us for “cause” or voluntarily by the executive without “good reason,” we will pay the executive:

•	any accrued base salary payable within 30 days of the date of the termination;

•	any accrued vacation days usable within 30 days of the date of the termination;

•	any accrued reimbursable expenses; and

•	any accrued benefits, together with any benefits required to be paid or provided under applicable law.
In addition, any equity awards issued to the executive which have not yet vested will immediately be forfeited, except, with respect to voluntarily termination by the executive without “good reason,” if the applicable award agreement provides otherwise.
Termination by the Company without Cause or by the Executive for Good Reason. If employment is terminated by us “without cause” or by the executive for “good reason,” we will pay the executive:

•	any accrued base salary payable within 30 days of the date of the termination;

•	any accrued vacation days usable within 30 days of the date of the termination;

•	any accrued reimbursable expenses;

•	any accrued benefits, together with any benefits required to be paid or provided under applicable law;

•	any accrued cash bonus, which has been determined for the prior year, but not yet paid;

•	any cash bonus for the current year based on performance for the current year prorated to the date of termination; and

•
an amount, payable in cash within 60 days of the date of termination, equal to the sum of: (A) the executive’s then current per annum base salary, plus (B) an amount equal to the annual cash incentive award which was paid to the executive for the fiscal year preceding the year of termination.

In addition, any equity awards which have not yet vested will vest immediately and will no longer be subject to forfeiture.
Termination by the Company without Cause or by the Executive for Good Reason within One Year of a Change in Control. If employment is terminated by us “without cause” or by the executive for “good reason” within one year of a “change in control,” the executive will be entitled to be paid:

•	any accrued base salary payable within 30 days of the date of the termination;

•	any accrued vacation days usable within 30 days of the date of the termination;

•	any accrued reimbursable expenses;

•	any accrued benefits, together with any benefits required to be paid or provided under applicable law;

•	any accrued cash bonus, which has been determined for the prior year, but not yet paid;

•	any cash bonus for the current year based on performance for the current year prorated to the date of termination; and

•
an amount, payable in cash within 60 days of the date of termination, equal to two times the sum of: (A) the executive’s then current per annum base salary, plus (B) an amount equal to the annual cash incentive award which was paid to the executive for the fiscal year preceding the year of termination, plus (C) an amount equal to the executive’s target award opportunity under the long-term incentive plan for the fiscal year of termination.

In addition, any equity awards which have not yet vested will vest immediately and will no longer be subject to forfeiture.
Termination by Company for Good Reason. Under the employment agreements, we will have “good reason” to terminate an executive’s employment if the executive materially fails to achieve the personal goals and objectives mutually agreed upon between the executive and the board. If we terminate the executive’s employment for “good reason,” we will pay the executive:

•	any accrued base salary payable within 30 days of the date of the termination;

•	any accrued vacation days usable within 30 days of the date of the termination;

•	any accrued reimbursable expenses;

•	any accrued benefits, together with any benefits required to be paid or provided under applicable law;

•	any accrued cash bonus, which has been determined for the prior year, but not yet paid;

•	any cash bonus for the current year based on performance for the current year prorated to the date of termination; and

•
an amount, payable in cash within 60 days of the date of termination, equal to 50% of the sum of: (A) the executive’s then current per annum base salary, plus (B) an amount equal to the annual cash incentive award which was paid to the executive for the fiscal year preceding the year of termination.

In addition, any restricted stock awards which have not yet vested will immediately be forfeited except as otherwise provided in the applicable award agreement.
Termination upon Executive’s Death; Disability. If employment is terminated by reason of death or by us because of “disability” of the executive, we will pay the executive (or his or her estate or beneficiaries):

•	any accrued base salary payable within 30 days of the date of the termination;

•	any accrued vacation days usable within 30 days of the date of the termination;

•	any accrued reimbursable expenses;

•	any accrued benefits, together with any benefits required to be paid or provided under applicable law;

•	any accrued cash bonus, which has been determined for the prior year, but not yet paid; and

•	any cash bonus for the current year based on performance for the current year prorated to the date of termination.
In addition, any equity awards issued to the executive under the employment agreement which have not yet vested generally will vest immediately and no longer be subject to forfeiture.
The following table describes the payments, if any, to each named executive officer that would have been made upon the termination or change in control under the executive’s current employment agreement, based on a hypothetical termination or change in control occurring on December 31, 2015. If completed, the Merger will constitute a “change in control” under our existing agreements, plans and arrangements with our named executive officers. To the extent the determination of a payment amount requires the use of the price of our common stock, we used the closing price of our common stock on December 31, 2015. The amounts reflect the acceleration of benefits under the employment agreements, as well as benefits payable or other consequences under our benefit plans.
Each of the employment agreements includes a “better of” cutback provision which provides that, to the extent that any payment or benefit that any named executive officer would receive in connection with a change in control of our company would constitute a parachute payment within the meaning of Section 280G of the Code and would otherwise be subject to the excise tax imposed by Section 4999 of the Code, then such amounts would be reduced to the extent necessary so that no such payments or benefits are subject to the excise tax, but only if such reduction would result in a better after-tax position for the executives than would receiving the full, unreduced payments and benefits.
There can be no assurance that a termination would produce the same or similar results as those shown below if it occurs on any other date or if any other price of our common stock is applicable.

Name & Type of Termination	Cash ($)	Accelerated Vesting ($)	Total ($)

Mark E. Zalatoris
Termination by the company for cause or by the executive without good reason	—	—	—

Name & Type of Termination	Cash ($)	Accelerated Vesting ($)	Total ($)
Termination by the company without cause or by the executive for good reason	913,200	535,492	1,448,692
Termination by the company without cause or by the executive for good reason within one year of a change in control	2,518,400	535,492	3,053,892
Termination by the company for good reason	510,600	—	510,600
Termination upon death; disability	108,000	535,492	643,492

Brett A. Brown
Termination by the company for cause or by the executive without good reason	—	—	—
Termination by the company without cause or by the executive for good reason	695,200	369,937	1,065,137
Termination by the company without cause or by the executive for good reason within one year of a change in control	1,720,000	369,937	2,089,937
Termination by the company for good reason	382,800	—	382,800
Termination upon death; disability	70,400	369,937	440,337

D. Scott Carr
Termination by the company for cause or by the executive without good reason	—	—	—
Termination by the company without cause or by the executive for good reason	679,200	357,310	1,036,510
Termination by the company without cause or by the executive for good reason within one year of a change in control	1,689,600	357,310	2,046,910
Termination by the company for good reason	374,000	—	374,000
Termination upon death; disability	68,800	357,310	426,110

Beth Sprecher Brooks
Termination by the company for cause or by the executive without good reason	—	—	—
Termination by the company without cause or by the executive for good reason	510,050	241,594	751,644
Termination by the company without cause or by the executive for good reason within one year of a change in control	1,151,350	241,594	1,392,944
Termination by the company for good reason	289,400	—	289,400
Termination upon death; disability	68,750	241,594	310,344

William W. Anderson
Termination by the company for cause or by the executive without good reason	—	—	—
Termination by the company without cause or by the executive for good reason	494,434	237,028	731,462
Termination by the company without cause or by the executive for good reason within one year of a change in control	1,122,201	237,028	1,359,229
Termination by the company for good reason	280,551	—	280,551
Termination upon death; disability	66,667	237,028	303,695
Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and should not be deemed filed with the Securities and Exchange Commission or incorporated by reference into any other filing we make under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this Report by reference therein.
The compensation committee has certain duties and powers as described in its charter. The compensation committee is currently comprised of the four non-employee directors named at the end of this report, each of whom is independent as defined by the NYSE listing standards. The compensation committee has furnished the following report on executive compensation for the fiscal year ended December 31, 2015.
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis section contained in this Annual Report on Form 10-K (the “CD&A”). Based on this review and the committee’s discussions, the compensation committee has recommended to the board of directors (and the board of directors has approved) that the CD&A be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
The Compensation Committee
Heidi N. Lawton (Chairperson)
Joel G. Herter
Thomas R. McWilliams
Meredith W. Mendes
Compensation Committee Interlocks and Insider Participation
At various times during 2015, Ms. Lawton, Ms. Mendes and Messrs. McAuley, McWilliams and Herter served as members of our compensation committee, and:

•
no member of the compensation committee was an officer or employee of us or any of our subsidiaries, and no member of the compensation committee was an officer of our company or any of our subsidiaries prior to 2015;

•
neither the members of the compensation committee nor their immediate family members had a direct or indirect material interest in any transaction in which we were a participant and in which the amount involved exceeded $120,000;

•	none of our executive officers was a director of another entity where one of that entity’s executive officers served on our compensation committee; and

•	none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as our director.

Director Compensation
The following table sets forth all compensation of our non-employee directors for the fiscal year ended December 31, 2015, along with the total number of shares underlying each of our non-employee director’s exercisable options as of December 31, 2015. Mr. Zalatoris is an employee of our company and receives no compensation for his service as a member of the board of directors, and accordingly, has not been included in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Thomas P. D’Arcy	135,604	60,000	—	—	—	7,291	202,895
Daniel L. Goodwin	82,000	60,000	—	—	—	7,291	149,291
Joel G. Herter	104,600	60,000	—	—	—	7,291	171,891
Heidi N. Lawton	97,800	60,000	—	—	—	7,291	165,091
Thomas H. McAuley	96,300	60,000	—	—	—	7,291	163,591
Thomas R. McWilliams	92,300	60,000	—	—	—	7,291	159,591
Joel D. Simmons	82,000	60,000	—	—	—	7,291	149,291
Meredith Wise Mendes	93,800	60,000	—	—	—	4,302	158,102

(1)
Represents the aggregate grant date fair value of awards of 6,349 shares of restricted stock granted on June 30, 2015 pursuant to the Company’s 2014 Equity Award Plan to each director. In addition to these shares, each director (except Ms. Mendes, who joined the board on August 8, 2014) also holds (i) 7,344 shares of restricted stock granted on November 7, 2012; (ii) 6,117 shares of restricted stock granted on June 27, 2013 pursuant to the Company’s 2005 Equity Award Plan; and (iii) 5,760 shares of restricted stock granted on June 18, 2014 pursuant to the Company’s 2005 Equity Award Plan to each director. Ms. Mendes also holds 5,079 shares of restricted stock granted on September 12, 2014. All shares of restricted stock granted to directors are subject to ratable vesting over a three-year period from July 1st of the year of the date of grant.

(2)	Represents dividends paid on shares of restricted stock during the year ended December 31, 2015.
Narrative to Director Compensation Table
The form and amount of director compensation is determined by the board based upon the recommendation of the nominating and corporate governance committee.
We pay each director an annual fee equal to $45,000, plus $1,200 for each meeting of the board or any committee of the board attended in person and $1,000 for each meeting of the board or any committee of the board attended via telephone. We also reimburse all directors for travel and other necessary business expenses incurred by them in performing their services as directors. Mr. Zalatoris is not compensated for his service as a director, and we would not compensate any other employee elected or otherwise called upon to serve as a director.
We pay the chairperson of the compensation committee an additional annual fee of $10,000, the chairperson of the nominating and corporate governance committee an additional annual fee of $9,000 and the chairperson of the audit committee an additional annual fee of $15,000. In addition, we pay an additional annual fee of $50,000 to the chair of the board.
Each director is also granted shares of restricted stock with a value of $60,000 issued pursuant to our equity compensation plans, subject to ratable vesting over a three-year period. The number of shares is determined by dividing $60,000 by the closing price per share of our common stock on the date(s) of grant.
The grants of restricted stock are subject to a minimum stock ownership for non-employee directors (the “Minimum Ownership Policy”). The Minimum Ownership Policy provides that each non-employee director of our company must, within four years of the later of becoming and continuing as a member of the board, and thereafter for the duration of his or her membership on the board, accumulate and hold at least an amount of shares of our common stock that is equal in value to and not less in value than $240,000. For purposes of this minimum ownership requirement, unvested shares of restricted stock awarded as compensation for service as a director, ownership of interests that are exchangeable for shares of our common stock, ownership of vested stock options (the value of such stock options and the number of shares that may be acquired on exercise thereof), ownership of shares by a non-employee director’s immediate family members and/or trusts, foundations or other entities wherein the non-employee director has the ability to control the voting and/or disposition of the shares will be deemed ownership by such non-employee director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table shows the number of shares of common stock beneficially owned by: (1) persons (including any "groups" as that term is used in Section 13(d)(3) of the Exchange Act) who are known to us to beneficially own more than 5% of the outstanding shares of our common stock; (2) our directors; (3) the named executive officers; and (4) the directors and executive officers as a group. Except as otherwise indicated, all information is as of March 24, 2016. For purposes of the table below, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person or group of persons is deemed to have “beneficial ownership” of any shares that the person has the right to acquire within 60 days after March 24, 2016. For purposes of computing the percentage of outstanding common stock held by each person or group of persons named below, any shares that the person or persons has the right to acquire within 60 days after March 24, 2016 are deemed to be outstanding but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of March 24, 2016, there were 100,597,813 shares of common stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
The Vanguard Group, Inc.(1)	13,174,821	13.1%
Daniel L. Goodwin(2)(3)(4)(5)	11,819,361 (6)	11.7%
The Inland Group, Inc.(4)(5)(7)	11,816,361 (6)	11.7%
DRA Growth and Income Fund VIII, LLC(8)	11,819,361	11.7%
DRA Growth and Income Fund VIII (A), LLC(8)	11,819,361	11.7%
Manageco VIII LLC(8)	11,819,361	11.7%
BlackRock, Inc.(9)	10,254,743	10.2%
Inland Real Estate Investment Corporation(4)(10)	7,349,228 (6)	7.3%
Inland Investment Stock Holding Corporation(4)(5)(11)	7,212,118 (6)	7.2%
Vanguard Specialized Funds-Vanguard REIT Index Fund(12)	6,516,529	6.5%
Inland Investment Advisors, Inc.(4)(5)(13)	4,643,758	4.6%
Mark E. Zalatoris(2)(14)(15)	182,838	*
Brett A. Brown(14)(16)	89,922	*
D. Scott Carr(14)(17)	87,998	*
William W. Anderson(14)(18)	59,945	*
Joel D. Simmons(2)(19)	60,187	*
Beth Sprecher Brooks(12)(20)	53,155	*
Heidi N. Lawton(2)(21)	46,142	*
Thomas H. McAuley(2)(22)	45,895	*
Thomas P. D'Arcy(2)(23)	40,995	*
Joel G. Herter(2)(24)	42,570	*
Thomas R. McWilliams(2)(25)	32,895	*
Meredith Wise Mendes(2)(26)	11,428	*
All Executive Officers and Directors as a Group	12,573,331	12.5
*Less than 1%.

(1)
The business address for The Vanguard Group, Inc. is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group has sole voting power over 270,690 shares and shared voting power over 80,600 shares and shared dispositive power over 218,677 shares and sole dispositive power over 12,956,144 shares, with an aggregate beneficial ownership amount of 13,174,821 shares. The information contained herein respecting The Vanguard Group, Inc. is based solely on Amendment No. 11 to the Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2016.

(2)	Director.

(3)
The business address for Mr. Goodwin is c/o Inland Real Estate Corporation, 814 Commerce Drive, Suite 300, Oak Brook, Illinois 60523. Mr. Goodwin has sole voting power over 2,588,117 shares, shared voting power over 9,228,244 shares, sole dispositive power over 3,000 shares, and shared dispositive power over 11,816,361 shares. Mr. Goodwin's beneficial ownership includes 3,000 shares underlying an option presently exercisable and 12,228 unvested shares of restricted common stock. In addition to his shares of common stock, Mr. Goodwin also has sole voting power over 40,000 shares of Series A preferred stock and shared voting power over 4,000 shares of Series A preferred stock. As of March 24, 2016, 4,400,000 shares of Series A preferred stock were issued and outstanding. Voting rights for holders of Series A preferred stock exist primarily with respect to the ability to elect two additional directors to the board if 18 or more monthly dividends (whether or not consecutive) payable on the Series A preferred stock are in arrears, and with respect to voting on amendments to our charter that materially and adversely affect the rights of the Series A preferred stock or create additional classes or series of shares of our capital stock that are senior to the Series A preferred stock. Other than the limited circumstances described above, holders of Series A preferred stock do not have any voting rights. As of March 24, 2016, no dividends on the Series A preferred stock were in arrears.

(4)
Mr. Goodwin is the controlling shareholder of The Inland Group, Inc. and beneficially owns all the shares of common stock beneficially owned by The Inland Group, Inc. The shares of common stock beneficially owned by The Inland Group, Inc. include (a) shares directly owned by Inland Investment Stock Holding Corporation and other indirect wholly owned subsidiaries of The Inland Group, Inc. and (b) shares beneficially owned by Inland Investment Advisors, Inc., an indirect wholly owned subsidiary of The Inland Group, Inc., through its management of the discretionary accounts of clients (including Mr. Goodwin, The Inland Group, Inc., Inland Real Estate Investment Corporation and another indirect wholly owned subsidiary of The Inland Group, Inc.) that own shares of common stock.  Certain of the indirect wholly owned subsidiaries of The Inland Group, Inc., including Inland Investment Stock Holding Corporation, are wholly owned subsidiaries of Inland Real Estate Investment Corporation, which itself is an indirect wholly owned subsidiary of The Inland Group, Inc.

(5)
Mr. Goodwin directly holds 2,588,117 shares of common stock and directly controls, through discretionary accounts of the clients of Inland Investment Advisors, Inc. that own shares of common stock, 1,632,907 shares of common stock. The Inland Group, Inc. directly holds 9,091 shares of common stock, and certain indirect wholly owned subsidiaries of The Inland Group, Inc. directly hold shares of common stock as follows: (i) IMIC Stock Holding Corporation directly holds 240,018 shares of common stock; (ii) Partnership Ownership Corporation directly holds 137,110 shares of common stock; and (iii) Inland Investment Stock Holding Corporation directly holds 7,212,118 shares of common stock. These persons entered into a voting agreement in respect of these 11,819,361 aggregate shares of common stock. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships And Related Transactions - Voting Agreement.”

(6) As of March 24, 2016, 2,048,357 of the shares reported in the table as beneficially owned by Mr. Goodwin, The Inland Group, Inc. and Inland Real Estate Investment Corporation were pledged as security in a brokerage margin account, and 7,212,118 shares owned directly by Inland Investment Stock Holding Corporation and 137,110 shares owned directly by another indirect wholly owned subsidiary of The Inland Group, Inc., Partnership Ownership Corporation, were pledged as security to banks for a secured revolving credit facility extended to Inland Real Estate Investment Corporation. Mr. Goodwin is neither a party to the agreement governing the credit facility nor has he directly received any proceeds from that facility. Mr. Goodwin is neither a party to the agreement governing the credit facility nor has he directly received any proceeds from that facility.

(7)
The business address for The Inland Group, Inc. is 2901 Butterfield Road, Oak Brook, Illinois 60523. The Inland Group, Inc. shares voting power over 9,231,245 shares of common stock and shares dispositive power over all of the shares that it beneficially owns.

(8)
The business address for DRA Growth and Income Fund VIII, LLC, DRA Growth and Income Fund VIII (A), LLC and Manageco VIII LLC is 220 East 42nd Street (27th Floor), New York, New York 10017. Manageco VIII LLC is the Manager of DRA Growth and Income Fund VIII, LLC and DRA Growth and Income Fund VIII (A), LLC, which we also refer to as the Parent Parties. Due to the voting agreement among Daniel Goodwin and certain of his affiliates and the Parent Parties, each of the Parent Parties and Manageco VIII LLC may be deemed to share voting and dispositive power over the 11,819,361 shares of common stock subject to the terms of the voting agreement. Each of Manageco VIII LLC, DRA Growth and Income Fund VIII, LLC and DRA Growth and Income Fund VIII (A), LLC disclaims beneficial ownership of such shares. See “Item 13. Certain Relationships and Related Transactions, and Director Independence - Certain Relationships And Related Transactions - Voting Agreement.” The Merger Agreement provides for the Merger, with our company surviving as a wholly owned subsidiary of the Parent Parties. At a special meeting of our stockholders held on March 23, 2016, our stockholders voted to approve the Merger and the other transactions contemplated by the Merger Agreement. Consummation of the Merger is subject to various customary conditions, including, among other things, the absence of any law, order or injunction prohibiting the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement.

(9)
The business address for BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022. BlackRock, Inc. has sole voting power over 10,013,893 shares and sole dispositive power over 10,254,743 shares. The information contained herein respecting BlackRock, Inc. is based solely on Amendment No. 7 to the Schedule 13G filed by BlackRock, Inc. with the SEC on January 8, 2016.

(10)
The business address for Inland Real Estate Investment Corporation is 2901 Butterfield Road, Oak Brook, Illinois 60523. Inland Real Estate Investment Corporation shares voting power over 7,349,228 shares and shares dispositive power over all of the shares that it beneficially owns.

(11)
The business address for Inland Investment Stock Holding Corporation is 701 North Green Valley Parkway, Henderson, Nevada 89074. Inland Investment Stock Holding Corporation shares voting and dispositive power over all of the shares that it beneficially owns.

(12)
The business address for Vanguard Specialized Funds-Vanguard REIT Index Fund is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The Vanguard Group has sole voting power over all of the shares that it beneficially owns. The information contained herein respecting Vanguard Specialized Funds-Vanguard REIT Index Fund is based solely on Amendment No. 5 to the Schedule 13G filed by Vanguard Specialized Funds-Vanguard REIT Index Fund with the SEC on February 9, 2016.

(13)The business address for Inland Investment Advisors, Inc. is 2901 Butterfield Road, Oak Brook, Illinois 60523. Inland Real Estate Investment Corporation shares voting power over 7,349,228 shares and shares dispositive power over all of the shares that it beneficially owns. Inland Investment Advisors, Inc. makes decisions as to dispositions of shares of common stock held in the discretionary accounts of the clients of Inland Investment Advisors, Inc. that own shares of common stock by means of a committee composed of three of the directors of Inland Investment Advisors, Inc. Of these directors, only Mr. Goodwin has the ability to direct the disposition of the shares of common stock beneficially owned by Inland Investment Advisors, Inc.

(14)	Executive Officer.

(15)
Mr. Zalatoris has sole voting and investment power over 70,268 shares and shared voting and investment power over 105,732 shares. Mr. Zalatoris’s beneficial ownership includes 6,838 shares underlying an option presently exercisable and 50,423 unvested shares of restricted common stock. Mr. Zalatoris and his wife’s beneficial ownership includes 2,100 shares and 1,700 shares directly owned by the Joanne Zalatoris Trust and the Scott Zalatoris Trust, respectively.

(16)
Mr. Brown has sole voting and investment power over 34,834 shares. Mr. Brown also has shared voting and investment power with his wife over 52,461 shares, all of which have been pledged as security for a margin account. Mr. Brown’s beneficial ownership includes 2,627 shares underlying an option presently exercisable and 34,834 unvested shares of restricted common stock.

(17)
Mr. Carr has sole voting and investment power over 45,723 shares and shared voting and investment power with his wife over 41,523 shares. Mr. Carr’s beneficial ownership includes 752 shares underlying an option presently exercisable and 33,645 unvested shares of restricted common stock.

(18)
Mr. Anderson has sole voting and investment power over 30,542 shares and shared voting and investment power with his wife over 27,235 shares. Mr. Anderson’s beneficial ownership includes 2,168 shares underlying an option presently exercisable and 22,319 unvested shares of restricted common stock.

(19)
Mr. Simmons has sole voting and investment power over all of the shares that he beneficially owns. Mr. Simmons’ beneficial ownership includes 3,000 shares underlying options presently exercisable and 12,228 unvested shares of restricted common stock.

(20) Ms. Sprecher Brooks has sole voting and investment power over all the shares that she beneficially owns. Ms. Sprecher Brooks’ beneficial ownership includes 2,215 shares underlying an option presently exercisable and 22,749 unvested shares of restricted common stock.

(21) Ms. Lawton has sole voting and investment power over all of the shares she beneficially owns. Ms. Lawton’s beneficial ownership includes 7,000 shares underlying options presently exercisable and 12,228 unvested shares of restricted common stock.

(22) Mr. McAuley has sole voting and investment power over all of the shares that he beneficially owns. Mr. McAuley’s beneficial ownership includes 3,000 shares underlying options exercisable and 12,228 unvested shares of restricted common stock.

(23) Mr. D’Arcy has sole voting and investment power over all of the shares that he beneficially owns. Mr. D’Arcy’s beneficial ownership includes 7,000 shares underlying options presently exercisable and 12,228 unvested shares of restricted common stock.

(24) Mr. Herter has sole voting and investment power over 12,286 shares and shared voting and investment power with his wife over 27,284 shares. Mr. Herter’s beneficial ownership includes 3,000 shares underlying options presently exercisable and 12,228 unvested shares of restricted common stock.

(25) Mr. McWilliams has sole voting and investment power over all of the shares that he beneficially owns. Mr. McWilliams’ beneficial ownership includes 7,000 shares underlying options presently exercisable and 12,228 unvested shares of restricted common stock.

(26) Ms. Mendes has sole voting and investment power over all of the shares that she beneficially owns. Ms. Mendes’ beneficial ownership includes 9,735 unvested shares of restricted common stock.
Changes in Control
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
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Effective Time, each outstanding share of common stock will be converted into the right to receive the Merger Consideration, $10.60 in cash without any interest thereon.
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
At a special meeting of our stockholders held on March 23, 2016, our stockholders voted to approve the Merger and the other transactions contemplated by the Merger Agreement. Consummation of the Merger is subject to various customary conditions, including, among other things, the absence of any law, order or injunction prohibiting the consummation of the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the other party’s representations and warranties (subject to customary qualifications) and the other party’s material compliance with its covenants and agreements contained in the Merger Agreement.
We currently plan to complete the proposed Merger on or prior to March 31, 2016. However, we cannot assure you that the Merger will be completed, nor can we predict the exact timing of the completion of the Merger, because it is subject to the satisfaction of various conditions, many of which are beyond our control. If the Merger is consummated, our shares of common stock will cease to be traded on NYSE and we will no longer be a publicly-traded company.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships And Related Transactions
Affiliates of TIGI
Mr. Goodwin, one of our directors, is the controlling shareholder of TIGI. As of March 24, 2016, TIGI, through affiliates, beneficially owned approximately 11.7% of our outstanding common stock.
We have, in the past, reimbursed affiliates of TIGI for various administrative services, such as payroll preparation and management, data processing and mail processing. During the year ended December 31, 2015, we completed the process of transitioning our computer services from a TIGI affiliate to a third-party managed service provider. We paid for the services provided by affiliates of TIGI on an hourly basis at rates that we believe were at or below market rates for comparable services. The hourly rate is based on the salary of the individual rendering the services, plus a pro rata allocation of overhead including, but not limited to, employee benefits, materials, fees, taxes and operating expenses incurred by each entity in operating their respective businesses. From January 1, 2015 to February 29, 2016 we incurred expenses for these services totaling approximately $1.7 million.
Additionally, during the fiscal year ended December 31, 2015, we leased our corporate office space from an affiliate of TIGI. Payments under this lease from January 1, 2015 to January 8, 2016, when the lease expired, were approximately $0.8 million and also are accounted for as general and administrative expenses. In connection with the expiration of the lease, we relocated our corporate office early in the first quarter of 2016, under an 11-year office lease with a third party.
In August 2015, and effective as of January 1, 2015, a taxable REIT subsidiary of our company extended its joint venture with Inland Private Capital Corporation ("IPCC"), a wholly-owned subsidiary of TIGI. This joint venture was formed in 2006 to facilitate our indirect participation in tax-deferred exchange transactions pursuant to Section 1031 of the Internal Revenue Code using properties made available to the venture by our company. A wholly owned subsidiary of our company will be entitled to earn leasing fees and on-going property and asset management fees under the joint venture agreement. We have undertaken certain contribution, reimbursement and indemnification obligations specified in the joint venture agreement. Our subsidiary coordinates the joint venture’s acquisition, property management and leasing functions, and earns fees for services provided to the joint venture, including property management, asset management and leasing fees, as well as acquisition fees, which are split equally between our subsidiary and IPCC. We continue to earn property management, asset management and leasing fees on all properties acquired for this venture, even after all interests in the entity that owns the property have been sold to the investors. From January 1, 2015 to February 29, 2016, IPCC received approximately $1.5 million in acquisition and asset management fees related to the joint venture, funded entirely by third parties.
Voting Agreement
Concurrently with the execution of the Merger Agreement on December 14, 2015 and as contemplated by the Merger Agreement, Daniel L. Goodwin entered into a voting agreement with Parent Parties with respect to our common stock. Subsequently, certain affiliates of Mr. Goodwin, namely The Inland Group, Inc. and its indirect wholly owned subsidiaries, IMIC Stock Holding Corporation, Eagle I Financial Corp., Inland Investment Stock Holding Corporation and Partnership Ownership Corporation delivered to Parent the voting agreement executed by each of them.
Pursuant to the voting agreement, Mr. Goodwin and the other parties to the voting agreement agreed to vote all of the shares of our common stock beneficially owned by them in favor of approval of the Merger and the other transactions contemplated by the Merger Agreement. Mr. Goodwin and the other parties to the voting agreement also agreed to vote against certain actions or proposals that would reasonably be expected to impede, impair or materially interfere with, delay or postpone the consummation of the Merger or any other transaction contemplated by the Merger Agreement. The voting agreement also restricts the ability of Mr. Goodwin and the other parties to the voting agreement to sell, transfer, pledge, encumber, dispose of or enter into any contract or other arrangement with respect to the transfer of their shares of our common stock, subject to certain exceptions.

Approximately 11,819,361 shares beneficially owned by Mr. Goodwin and the other parties to the voting agreement, or approximately 11.7% of our common stock outstanding as of March 24, 2016, are subject to the voting agreement. See “Item 12. Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters - Security Ownership of Certain Beneficial Owners and Management.”
Joel Simmons
NGKF, which provides commercial real estate brokerage services, was paid a total of approximately $0.2 million in mortgage brokerage fees by our joint venture with PGGM Private Real Estate Fund during the year ended December 31, 2015. One of our directors, Joel Simmons, is Executive Managing Director of NGKF.
Policies and Procedures with Respect to Related Party Transactions
Our Code of Ethics applies to all of our employees (including all officers) and directors and addresses conflicts of interest generally. The Code of Ethics requires, among other things, that the board approve transactions that involve a conflict of interest.
As provided in our Guidelines on Corporate Governance, related party transactions must be approved by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction. In determining whether to approve or authorize a particular transaction with a director or a director’s affiliate, the disinterested directors are required to consider the terms and conditions of the transaction relative to the terms and conditions available from unaffiliated third parties and whether the transaction involving the director is fair and reasonable to our company.
Independence of Directors
Our board has considered transactions and relationships between each director or any member of his or her immediate family and us or our affiliates or related parties, including those reported under “-Certain Relationships and Related Transactions.” The board also reviewed transactions and relationships between (1) directors and their affiliates and (2) members of our senior management and their affiliates to determine whether any relationships or transactions were inconsistent with a determination that the director is independent.

The board affirmatively determined that the following board members are independent: Ms. Lawton, Ms. Mendes and Messrs. D’Arcy, Herter, McAuley and McWilliams. Each of these directors satisfies the independence standards, including the independence standards specific to the committees such director currently serves on, contained in the SEC rules, the NYSE corporate governance rules and our Guidelines on Corporate Governance and has no material relationship with us, either directly or as a partner, stockholder or officer of an organization that has a relationship with us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The following table presents the fees for professional services rendered by KPMG LLP for the audit of our annual financial statements and internal control over financial reporting for the fiscal years ended December 31, 2015 and 2014, together with fees for audit-related services and tax services rendered by KPMG LLP for the fiscal years ended December 31, 2015 and 2014, respectively.

Fiscal year ended December 31,
Description	2015	2014
	$	$
Audit Fees	995,000(1)	1,080,000 (2)
Audit-Related Fees	—	—
Tax Fees (3)	345,786(4)	577,736 (5)
All Other Fees	—	—
TOTAL	1,340,786	1,657,736

(1)	Includes Audit fees of $75,000 incurred in connection with INP Retail LP, our joint venture with PGGM.

(2)	Includes Audit fees of $80,000 incurred in connection with INP Retail LP, our joint venture with PGGM.

(3)	Tax fees are comprised of tax compliance, tax advice and tax planning fees.

(4)	Includes tax fees of $69,750 incurred in connection with INP Retail LP, our joint venture with PGGM.

(5)	Includes tax fees of $76,830 incurred in connection with INP Retail LP, our joint venture with PGGM.
Approval of Services and Fees
Our audit committee has reviewed and approved all of the fees paid to KPMG and actively monitors the relationship between audit and non-audit services provided by KPMG. The audit committee must pre-approve all services provided by our independent registered public accounting firm and the fees charged for these services. The audit committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval. The audit committee concluded that all services rendered by KPMG during the years ended December 31, 2015 and 2014 respectively, were consistent with maintaining KPMG’s independence. Accordingly, the audit committee has approved all of the services provided by KPMG. As a matter of policy, we will not engage our primary independent registered public accounting firm for non-audit services other than “audit related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, KPMG to ensure that the SEC’s auditor independence rules are satisfied.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    The following documents are filed as part of this report:

1.	The exhibits listed in the Exhibit Index attached hereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND REAL ESTATE CORPORATION

/s/ MARK E. ZALATORIS
By:	Mark E. Zalatoris
Title: Director, President and Chief Executive Officer
(principal executive officer)
Date:	March 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ THOMAS D’ARCY		/s/ DANIEL L. GOODWIN
By:	Thomas D’Arcy	By:	Daniel L. Goodwin
Title: Chairman of the Board		Title: Director
Date:	March 25, 2016	Date:	March 25, 2016

	/s/ JOEL G. HERTER		/s/ HEIDI N. LAWTON
By:	Joel G. Herter	By:	Heidi N. Lawton
Title: Director		Title: Director
Date:	March 25, 2016	Date:	March 25, 2016

	/s/ THOMAS H. MCAULEY		/s/ THOMAS MCWILLIAMS
By:	Thomas H. McAuley	By:	Thomas McWilliams
Title: Director		Title: Director
Date:	March 25, 2016	Date:	March 25, 2016

	/s/ MEREDITH WISE MENDES		/s/ JOEL D. SIMMONS
By:	Meredith Wise Mendes	By:	Joel D. Simmons
Title: Director		Title: Director
Date:	March 25, 2016	Date:	March 25, 2016

	/s/ MARK E. ZALATORIS		/s/ BRETT A. BROWN
By:	Mark E. Zalatoris	By:	Brett A. Brown
Title: Director, President and Chief Executive Officer (principal executive officer)		Title: Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)
Date:	March 25, 2016	Date:	March 25, 2016

Exhibit Index

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (*)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)
____________________
* Filed herewith.